Form 10-Q
period 1996-03-25
EARTHGRAINS CO /DE/
filed 1996-05-10
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

              For Transition Period Ended March 26, 1996

                    Commission file number 1-7554

                       THE EARTHGRAINS COMPANY
        (Exact name of registrant as specified in its charter)


     DELAWARE                                  36-3201045
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)


                           314-259-7000
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes [ ]  No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  $1 Par Value Common Stock - 10,092,133 shares as of May 7, 1996

                     THE EARTHGRAINS COMPANY

                            Index


                                                         Page No.

Part I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet as of March 26, 1996
     and January 2, 1996                                     2

Condensed Combined Statements of Earnings for the twelve
     week periods ended March 26, 1996 and March 28, 1995    3

Condensed Combined Statements of Cash Flows for the twelve
week periods ended March 26, 1996 and March 28, 1995         4

Notes to Condensed Combined Financial Statements             5

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   7

     Unaudited Pro Forma Financial Information               9

Part II.  OTHER INFORMATION

     Other Information                                      11

     Exhibits and Reports on Form 8-K                       12




* Note: The registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); however, the registrant became a reporting company on February 29, 1996, and so has not been subject to such filing requirements for the past 90 days.



                    THE EARTHGRAINS COMPANY
             Condensed Consolidated Balance Sheet
                        (In millions)
                         (Unaudited)

                                                March 26,      January 2,
                                                  1996           1996
Assets
Current assets:
  Cash and cash equivalents                   $     38.9     $     33.4
  Accounts receivable, net of allowance for
       doubtful accounts of $6.8 and $6.4,
       respectively                                138.9          136.0
       Inventories                                  68.0           70.6
       Deferred income taxes and other              24.0           15.5
         Total current assets                      269.8          255.5
Other assets                                        38.6           96.5
Goodwill, net                                      130.3          131.6
Plant and equipment, net                           727.0          713.6
         Total assets                           $1,165.7       $1,197.2

Liabilities and Shareholders' Equity
Current liabilities:
       Accounts payable                       $     98.1     $     94.2
       Accrued salaries, wages and benefits         48.6           43.3
       Accrued taxes, other than income taxes       11.4           10.4
       Accrual for restructuring and consolidation  15.4           17.9
       Other current liabilities                    36.3           26.6
         Total current liabilities                 209.8          192.4

Postretirement benefits                            123.1          123.2
Long-term debt                                      92.6            1.5
Deferred income taxes                               87.2          115.8
Other noncurrent liabilities                        72.2           63.0
Commitments and contingencies                         --             --
Shareholders' equity                               580.8          701.3
         Total liabilities and equity           $1,165.7       $1,197.2



           See accompanying Notes to Condensed Combined Financial Statements.



- -2-

                            THE EARTHGRAINS COMPANY
                     Condensed Combined Statements of Earnings
                        (In millions except per share data)
                                 (Unaudited)

                                           For the twelve week period ended
                                                March 26,     March 28,
                                                  1996          1995

Net sales                                       $  367.7      $  371.8
Cost of products sold                              228.8         226.1

Gross profit                                       138.9         145.7
Marketing, distribution and administrative
  expenses                                         146.0         140.9
Provision for restructuring and consolidation,
  net                                                 --           6.1
Operating (loss) income                             (7.1)         (1.3)
Other income and expenses:
  Interest expense                                  (0.1)         (0.4)
  Other (expense)/income, net                       (0.1)          0.8
(Loss) income before income taxes                   (7.3)         (0.9)
Provision (benefit) for income taxes                (2.2)         (0.6)

Net (loss) income                             $     (5.1)   $     (0.3)

(Loss) earnings per share                     $     (.50)   $    (0.03)

Weighted average shares outstanding                 10.2          10.4














       See accompanying Notes to Condensed Combined Financial Statements.








- -3-

                              THE EARTHGRAINS COMPANY
                     Condensed Combined Statements of Cashflows
                                 (In millions)
                                  (Unaudited)

                                           For the twelve week period ended
                                               March 26,       March 28,
                                                 1996            1995

Cash flow from operating activities:
  Net (loss) income                       $      (5.1)     $      (0.3)
    Adjustments to reconcile earnings to
     net cash  flow provided by operations:
        Depreciation and amortization            17.4             15.8
        Deferred income taxes                    (6.2)            (2.0)
        Provision for restructuring and
         consolidation                             --              6.1
    Gain on disposal of fixed assets             (0.4)              --
    Changes in noncash working capital           15.2             14.2
    Other, net                                   (2.1)            12.1
        Net cash flow from operations            18.8             45.9
Cash flows from investing activities:
    Capital expenditures                        (22.5)           (15.5)
    Other, net                                   (4.7)             0.3
    Net cash used by investing activities       (27.2)           (15.2)
Cash flows from financing activities:
    Proceeds from (payments on) borrowings,
     net                                         89.5             (0.2)
    Net transactions with Anheuser-Busch        (75.6)            (6.2)
      Net cash provided by (used by)
        financing activities                     13.9             (6.4)
Net increase in cash and cash equivalents         5.5             24.3
Cash and cash equivalents, beginning o
  period                                         33.4             14.4
Cash and cash equivalents, end of year      $    38.9        $    38.7

      See accompanying Notes to Condensed Combined Financial Statements.





- -4-

Notes to Condensed Combined Financial Statements

For the Transition Period from January 3, 1996 to March 26, 1996
- -----------------------------------------------------------------

Note 1 - Effective March 26, 1996, one share of The Earthgrains Company (the Company or Earthgrains) $.01 par value common stock was distributed to holders of Anheuser-Busch Companies, Inc. (Anheuser-Busch) common stock for every 25 shares of Anheuser-Busch common stock owned at the established record date (the Distribution). At the time of the Distribution, the Company began operations as a separate, publicly owned company.

Note 2 - The Company has changed its fiscal year end from the Tuesday closest to December 31 to the last Tuesday in March. This transition report reflects the twelve week period between the prior fiscal year ended January 2, 1996 and the new fiscal year commencing March 27, 1996.

In the opinion of the Company, the accompanying unaudited condensed combined financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial statements pursuant to the applicable SEC rules and guidelines pertaining to interim financial information. These condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Company's registration filing on Form 10.

Note 3 - Inventories are carried at the lower of cost or market.
Cost is determined under the first-in, first-out method.

Total inventories consisted of the following:
                                      March 26,      January 2,
                                        1996            1996


              Raw Materials     $       53.6       $    55.5
              Finished Goods            14.4            15.1

                                $       68.0       $    70.6



- -5-

Note 4 - Earnings per share were computed for both periods presented using the weighted average shares of Anheuser-Busch common stock outstanding during the respective periods, adjusted for a 1 to 25 stock distribution ratio.

Note 5 - Concurrent with the Distribution, the Company used borrowings under a $215 million unsecured revolving credit facility (the "Credit Facility") with several financial institutions to pay $80 million to Anheuser-Busch as a settlement on its intercompany payable and to fund working capital needs and general corporate purposes. The credit agreement has a maturity date of March 20, 2001 and interest on the borrowings is based on the rate for Eurodollar deposits. The credit facility also contains customary covenants, including maintenance of an interest rate coverage ratio and certain other restrictions.

Note 6 - During this transition period ended March 26, 1996, the Company entered into a multiyear baked goods supply agreement with a major customer. Under this agreement, Earthgrains will supply Jitney-Jungle Stores of America, Inc., based in Jackson, Mississippi, with brand-name and private-label bread, buns and snack cakes over a five year period. Jitney-Jungle operates more than 100 grocery stores in Mississippi and five other southern states.

On April 11, 1996, Earthgrains also announced that it had entered into a brand licensing agreement and asset exchange with Interstate Bakeries Corporation. Under the brand licensing and asset exchange agreement, the Company will assume Interstate Bakeries' production and marketing in Texas through its own existing facility. In return, Interstate will take ownership of Earthgrains' Roanoke bakery and will produce and distribute the Company's brands in the Virginia market. Both agreements will be effective during the first quarter of fiscal 1997.

Note 7 - A reclassification has been made between accounts payable and other current liabilities in the condensed consolidated balance sheet as of January 2, 1996 to conform to the current period presentation.




- -6-

Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

Effective at the close of business on March 26, 1996 (the Distribution Date), shares of the Company were distributed to shareholders of Anheuser-Busch Common Stock, based upon a ratio of 1 to 25. Following the distribution, the Company began operations as an independent, publicly held company. This discussion summarizes the significant factors affecting the combined operating results, financial condition and liquidity of The Earthgrains Company for the twelve week period ended March 26, 1996 compared to the twelve week period ended March 28, 1995. Results for the periods presented may not necessarily be indicative of the results of operations that would have been obtained if the Company had operated independently during the periods shown or of the Company's future performance as an independent company. This discussion should be read in conjunction with the combined financial statements and notes thereto for the fiscal year ended January 2, 1996 included in the Company's registration statement on Form 10.

RESULTS OF OPERATIONS

For the twelve week period ended March 26, 1996, sales declined $4.1 million or 1.1% from the comparable prior year period. The decrease can be attributed to the planned consolidation and restructuring that resulted in the closing or sale of underperforming and non-core businesses. This decrease in sales was partially offset by increased volume in refrigerated dough products, a $4.9 million increase in international sales and a $5.6 million favorable effect of exchange rate fluctuations. After adjusting sales for the closed or sold facilities in both periods presented, sales increased by $19.8 million.

Gross margins for the current period of 37.8% compared unfavorably to last years' 39.2%. As expected, margins were and may continue to be adversely affected by the dramatic increases in commodity prices for ingredients, specifically flour costs which have recently increased to record levels.

The increase in marketing, distribution and administrative expenses to $146.0 million from $140.9 million in the prior year period is the result of one-time charges of $7.6 million, including $6.3 million related to a tentative settlement agreement for alleged price-fixing and antitrust violations in the state of Texas.

In the prior year period, $6.1 million of the fiscal 1995 provision for restructuring and consolidation was recorded to cover estimated expenses arising from the consolidation of certain domestic bakery operations identified at that date. The domestic restructuring and consolidation program has been completed and no such charges have been recorded in the current period.

The variance in the effective income tax rate reflects the relative impact of the nondeductible fixed goodwill amortization on the respective earnings levels.



- -7-

As a result of the current period charge for the tentative legal settlement and other factors discussed above, the Company incurred a loss of $5.1 million, or $.50 per share, computed on the basis of pro forma average shares outstanding, compared to a loss of $0.3 million,or $.03 per share in the prior year's comparable period.

The historical statement of earnings does not fully reflect interest expense related to long-term debt assumed by the Company upon the distribution at March 26, 1996 and certain administrative expenses associated with operating as an independent, stand-alone company. For a presentation of the potential effect these items and events may have had on the Company's results for the current period see the Unaudited Pro Forma Financial Information elsewhere in this document.

LIQUIDITY AND CAPITAL RESOURCES

Concurrent with the Distribution, the Company used borrowings under a $215 million unsecured revolving credit facility with several financial institutions to pay $80 million to Anheuser-Busch as a partial payment of its intercompany payable and to fund working capital needs and general corporate purposes. Upon the effective date of the distribution, the remaining intercompany payables and receivables between the Company and Anheuser-Busch was contributed to the capital of the Company.

The Company's primary source of liquidity is cash flow from operations, which decreased to $18.8 million for the twelve weeks ended March 26, 1996 compared to $45.9 million for the same period in the prior year, primarily due to lower current period operating results and one-time transactions to effect the spin-off. Net working capital, excluding cash and cash equivalents, was $21.1 million at March 26, 1996 compared to $29.7 million at January 2, 1996.

The Company's current primary cash requirements will consist of funding capital expenditures and interest payments pursuant to the credit facility. The Company has invested $22.5 in capital expenditures during the transition period.

While ingredient costs are expected, at least in the foreseeable future, to remain at levels significantly above historical averages, cash provided by operations and borrowings available under the credit agreement should continue to provide the funding for ongoing cash requirements.

ENVIRONMENTAL MATTERS

The Company is subject to Federal, state and local environmental protection laws and regulations and is operating within such laws or is taking action aimed at assuring compliance with such laws and regulations. Earthgrains has been identified as a potentially responsible party ("PRP") at certain locations by the EPA and may be required to share in the cost of cleanup with respect to two sites. While it is difficult to quantify with certainty the financial impact of actions related to environmental matters, based on the information currently available it is management's opinion that the ultimate liability arising from such matters, taking into consideration established reserves, should not have a material effect on the Company's results of operations or financial position.

- -8-

                     THE EARTHGRAINS COMPANY
                 PRO FORMA FINANCIAL INFORMATION

     The condensed combined financial statements of the Company presented reflect periods during which the Company operated as a subsidiary of Anheuser-Busch. These historical financial statements of the Company may not necessarily reflect the consolidated results of operations or financial position of the Company or what the results of operations would have been if the Company had been an independent, public company during such periods.

     The unaudited pro forma condensed combined statement of earnings for the twelve week period ended March 26, 1996 presents the combined results of Earthgrains' operations assuming that the Distribution had occurred as of January 3, 1996. Such statement of earnings has been prepared by adjusting the historical statement of earnings for the effect of costs and expenses and the recapitalization to reflect the Distribution as if it had been effected on January 3, 1996.

     A March 26, 1996 pro forma consolidated balance sheet has not been presented, as the historical consolidated balance sheet of the Company as of March 26, 1996 reflects the effects of the Distribution.






















- -9-

                     The Earthgrains Company
     Unaudited Pro Forma Condensed Combined Statement of Earnings
          For the Twelve Week Period Ended March 26, 1996
              (In millions, except per share data)


                                         Pro Forma       Pro
                          Historical    Adjustments     Forma

Net sales                  $  367.7    $    -       $   367.7
Cost of products sold         228.8        .8 (a)       229.6

Gross profit                  138.9       (.8)          138.1

Marketing, distribution and
  administrative expenses     146.0        3.7 (a)      149.7

Operating (loss) income        (7.1)      (4.5)         (11.6)

Other income and expenses:
     Interest expense          (0.1)      (1.2) (b)      (1.3)
     Other (expense)/income,
       net                     (0.1)         -           (0.1)

(Loss) income before
  income taxes                 (7.3)      (5.7)         (13.0)

Provision (benefit) for
  income taxes                 (2.2)      (2.0) (c)      (4.2)

Net (loss) income        $     (5.1)   $  (3.7)      $   (8.8)

(Loss) earnings per
  share (d)                                          $    (.86)

Weighted average shares
  outstanding (d)                                    $   10.2(d)


_______________________

(a) To reflect the estimated incremental costs associated with being an independent, public company.
(b) To reflect interest expense on incremental debt and working capital requirements.
(c)  To reflect tax effect of the proforma adjustments.
(d) The number of shares used to compute earnings (loss) per share is based on the weighted average number of shares of Anheuser-Busch common stock outstanding during the period adjusted for the 1 for 25 stock distribution ratio.


- -10-

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     On October 25, 1995 and December 12, 1993, civil suits in the U.S. District Court for the Eastern District of Texas were filed against the Company, the former general manager of the Company's Dallas baking operations and certain of the Company's competitors alleging price fixing in conjunction with the sale of bread and bread products. These suits seek class action certification, treble damages and attorneys' fees. A civil suit in the district Court of Johnson County, Texas, 18th Judicial District has also been filed against the Company, the former general manager of the Company's Dallas baking operations and certain of the Company's competitors arising out of these same activities. This suit was instituted on October 4, 1995 and seeks class action certification, treble damages, punitive damages and attorneys' fees. During the current transition period, a tentative settlement agreement was reached to cover all state and federal civil antitrust litigation pending against the Company in the state of Texas. A reserve of $6.3 million was recorded during this period in conjunction with the settlement agreement.

     In addition to the above, the Company and certain of its subsidiaries are involved in certain claims and legal proceedings which are in varying stages and arise in the normal course of business.

     Although it is impossible to predict the outcome of any legal proceeding and the Company cannot estimate the ultimate liability, if any, relating to these various proceedings, the Company believes that it has meritorious defenses to the claims pending against it in such proceedings and that the outcome of such proceedings should not, individually or in the aggregate, have a material adverse effect on the results of operations or financial condition of the Company. Also see discussion of environmental matters elsewhere in this document.





- -11-

Items 3 - 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  10.1 - License Agreement with Anheuser-Busch Companies,
                 Inc.

          10.2 - Corporate Services Agreement with Anheuser-Busch
                 Companies, Inc.

          10.3 - The Earthgrains Company 1996 Stock Incentive
                 Plan (As Amended April 11, 1996)

            27 - Financial Data Schedule

     (b) On April 4, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting a change in the Company's fiscal year end from the Tuesday nearest December 31 of each year to the Tuesday immediately preceding March 31 (or March 31, if it is a Tuesday) of each year.














- -12-

                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE EARTHGRAINS COMPANY
                               (Registrant)


Date:  May 9, 1996             By:  /s/ Mark H. Krieger
                               _______________________
                               Mark H. Krieger
                               Vice President and Chief
                                Financial Officer

PRO FORMA FINANCIAL DATA:


                           For the twelve week period ended
                                  March 26,    March 28,
                                    1996         1995

Net Sales                        $  367.7      $  371.8

Interest Expense                      1.3           1.6

(Loss) before Income Taxes          (13.0)         (7.8)

Net (Loss)                           (8.8)         (4.6)

(Loss) per Common Share               (.86)         (.44)

Pro Forma Weighted Average Shares
  Outstanding                         10.2          10.4



                    ELECTRONIC INDEX TO EXHIBITS

              (All Exhibits are filed electronically.)


 Exhibit No.   Exhibit
 -----------   -------

    10.1       License Agreement with Anheuser-Busch Companies,
                Inc.

    10.2       Corporate Services Agreement with Anheuser-Busch
               Companies, Inc.

    10.3       The Earthgrains Company 1996 Stock Incentive Plan
               (As Amended April 11, 1996)

    27         Financial Data Schedule