Form 10-Q
period 1996-06-18
EARTHGRAINS CO /DE/
filed 1996-08-02
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

                For the Quarter Ended June 18, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [X]  No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       $.01 Par Value Common Stock - 10,092,133 shares as of July 16, 1996

                           THE EARTHGRAINS COMPANY
                                   Index

                                                                  Page No.
                                                                  --------

Part I.     FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet as of June 18, 1996
     and March 26, 1996                                              2

Condensed Consolidated Statements of Earnings for the twelve
     week periods ended June 18, 1996 and June 20, 1995              3

Condensed Consolidated Statements of Cash Flows for the
     twelve week periods ended June 18, 1996 and June 20, 1995       4

Notes to Condensed Consolidated Financial Statements                 5

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                       7

     Unaudited Pro Forma Financial Information                       9

Part II.     OTHER INFORMATION

     Other Information                                              11

     Exhibits and Reports on Form 8-K                               12

                        THE EARTHGRAINS COMPANY
                 Condensed Consolidated Balance Sheet
                             (In millions)
                              (Unaudited)

                                                       June 18,   March 26,
                                                         1996        1996
                                                         ------    -------
Assets
Current assets:
     Cash and cash equivalents                          $  37.0     $  38.9
     Accounts receivable, net of allowance for
        doubtful accounts of $6.7 and $6.8, respectively  144.2       138.9
     Inventories                                           67.5        68.0
     Deferred income taxes and other                       27.4        24.0
                                                          ------     ------
          Total current assets                            276.1       269.8
Other assets                                               44.4        38.6
Goodwill, net                                             129.2       130.3
Plant and equipment, net                                  719.8       727.0
                                                          -----       -----
          Total assets                                 $1,169.5    $1,165.7
                                                       ========    ========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                 $   107.6    $   98.1
     Accrued salaries, wages and benefits                  48.4        48.6
     Accrued taxes, other than income taxes                10.6        11.4
     Accrual for restructuring and consolidation           11.4        15.4
     Other current liabilities                             35.5        36.3
                                                          -----       -----
          Total current liabilities                       213.5       209.8

Postretirement benefits                                   122.6       123.1
Long-term debt                                             95.3        92.6
Deferred income taxes                                      86.3        87.2
Other noncurrent liabilities                               73.1        72.2
Commitments and contingencies                               --          --
Shareholders' equity                                      578.7       580.8
                                                          -----       -----
          Total liabilities and equity                 $1,169.5    $1,165.7
                                                       ========    ========




     See accompanying Notes to Condensed Consolidated Financial Statements.
                                       -2-

                         THE EARTHGRAINS COMPANY
              Condensed Consolidated Statements of Earnings
                   (In millions except per share data)
                             (Unaudited)

                                           For the twelve week period ended
                                           --------------------------------
                                                     June 18,     June 20,
                                                       1996         1995
                                                     --------     --------

Net sales                                            $  370.5     $  384.8
Cost of products sold                                   225.3        234.7
                                                      --------     --------

Gross profit                                            145.2        150.1
Marketing, distribution and administrative expenses     142.3        144.8
Provision for restructuring and consolidation, net       --            1.5
                                                        -----        -----
Operating income                                          2.9          3.8
Other income and expenses:
     Interest expense                                    (1.4)        (0.3)
     Other income, net                                    0.8          1.3
                                                        -----        -----
Income before income taxes                                2.3          4.8
Provision for income taxes                                1.6          3.0
                                                         -----        -----

Net income                                            $   0.7       $  1.8
                                                      =======       ======

Earnings per share                                    $    .07      $   .17
                                                      ========      =======

Weighted average shares outstanding                      10.1         10.4
                                                       ========     =======
(Pro forma for prior year period)











    See accompanying Notes to Condensed Consolidated Financial Statements.
                                     -3-

                            THE EARTHGRAINS COMPANY
              Condensed Consolidated Statements of Cashflows
                                 (In millions)
                                  (Unaudited)

                                           For the twelve week period ended
                                           --------------------------------
                                                     June 18,     June 20,
                                                       1996         1995
                                                     --------     --------
Cash flow from operating activities:
     Net (loss) income                              $    0.7     $    1.8
     Adjustments to reconcile earnings to net
       cash flow provided by operations:
          Depreciation and amortization                 18.0         20.8
          Deferred income taxes                         (0.9)        (6.3)
          Provision for restructuring and consolidation  --           1.5
     Loss on disposal of fixed assets                    0.1           --
     Changes in noncash working capital                 (3.1)        (3.5)
     Other, net                                          1.8        (15.1)
                                                        -----       ------
          Net cash flow from operations                 16.6         (0.8)
                                                        -----        -----
Cash flows from investing activities:
     Capital expenditures                              (21.8)       (17.1)
     Other, net                                          0.6          0.2
                                                       ------        ------
          Net cash used by investing activities        (21.2)       (16.9)
                                                       ------        ------
Cash flows from financing activities:
     Proceeds from (payments on) borrowings, net         2.7           --
     Net transactions with Anheuser-Busch                 --          8.7
                                                        -----        -----
          Net cash provided by (used by) financing
                activities                               2.7          8.7
                                                        -----        -----
Net decrease in cash and cash equivalents               (1.9)        (9.0)
Cash and cash equivalents, beginning of period          38.9         38.7
                                                        -----       ------
Cash and cash equivalents, end of period             $  37.0       $ 29.7
                                                     ==========  ==========


    See accompanying Notes to Condensed Consolidated Financial Statements.

 Notes to Condensed Consolidated Financial Statements

For the Twelve Week Period ended June 18, 1996
- --------------------------------------------------------------------------

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

     Note 2 - The Company has changed its fiscal year end from the Tuesday closest to December 31 to the last Tuesday in March. This report reflects the Company's first quarter of its new fiscal year for the twelve week period ended June 18, 1996.

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial statements pursuant to the applicable SEC rules and guidelines pertaining to interim financial information. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These condensed consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Company's registration filing on Form 10.

     Note 3 -     Inventories are carried at the lower of cost or market.
Cost is determined under the first-in, first-out method.

          Total inventories consisted of the following:
                                                      June 18,    March 26,
                                                         1996        1996
                                                       -------     --------

          Raw materials                               $   54.5     $   53.6
          Finished goods                                  13.0         14.4
                                                         -----        -----
                                                      $   67.5     $   68.0
                                                     ==========   =========

     Note 4 - Earnings per share for the current period are based on the weighted average number of shares of common stock outstanding during the period. For the year ago period presented, earnings per share were computed using the weighted average shares of Anheuser-Busch common stock outstanding during the respective period, adjusted for a 1 to 25 stock distribution ratio.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION
- ------------

Effective at the close of business on March 26, 1996 (the Distribution
Date), shares of the Company were distributed to shareholders of Anheuser-Busch Common Stock, based upon a ratio of 1 to 25. Following the distribution, the Company began operations as an independent, publicly held company. This discussion summarizes the significant factors affecting the combined operating results, financial condition and liquidity of The Earthgrains Company for the twelve week period ended June 18, 1996 compared to the twelve week period ended June 20, 1995. This discussion should be read in conjunction with the combined financial statements and notes thereto for the fiscal year ended January 2, 1996 included in the Company's registration statement on Form 10.

RESULTS OF OPERATIONS
- ---------------------

For the twelve week period ended June 18, 1996, sales declined $14.3 million or 3.7% from the comparable prior year period. The decrease can be attributed to the planned consolidation and restructuring that resulted in the closing or sale of underperforming and non-core businesses. This decrease in sales volume was partially offset by price increases taken in effort to offset escalating flour costs and a $3.5 million increase in international sales. After adjusting sales for the closed or sold facilities in both periods presented, sales increased by $11.5 million or 3.2%.

Gross margins for the current period of 39.2% held constant with last year's 39.0%. Margins were sustained through the achieved price increases to offset higher flour costs, which reached record levels during the quarter.

The decrease in marketing, distribution and administrative expenses is reflective of costs eliminated through the closing or sale of facilities partially offset by costs associated with being an independent company incurred during the current period.

In the prior year period, $1.5 million of the fiscal 1995 provision for restructuring and consolidation was recorded to cover estimated expenses arising from the consolidation of certain domestic bakery operations identified at that date. The domestic restructuring and consolidation program has been completed and no such charges have been recorded in the current period.

The increase in interest expense is directly related to the increased debt for the distribution payment to Anheuser-Busch in conjunction with the spin-off.

The variance in the effective income tax rate reflects the relative impact of the nondeductible fixed goodwill amortization on the respective earnings levels.

As a result of the costs incurred associated with being an independent company which are not reflected in the year ago period and other factors discussed above, the Company earned, $700,000 or $.07 per share, compared to $1.8 million, or $.17 per share, computed on the basis of pro forma average shares outstanding in the prior year's comparable period.

The historical statement of earnings for the year ago period does not reflect interest expense related to long-term debt assumed by the Company upon the distribution at March 26, 1996 and certain administrative expenses associated with operating as an independent, stand-alone company. For a presentation of the potential effect these items and events may have had on the Company's results for the year ago period see the Unaudited Pro Forma Financial Information elsewhere in this document.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

The Company's primary source of liquidity is cash flow from operations, which increased to $16.6 million for the twelve weeks ended June 18, 1996. Net working capital, excluding cash and cash equivalents and short-term borrowings, was $25.6 million at June 18, 1996 compared to $21.1 million at March 26, 1996.

The Company's current primary cash requirements will consist of funding capital expenditures and interest payments pursuant to the credit facility. The Company has invested $21.8 in capital expenditures during the current period. During the quarter, the Company declared its first quarterly cash dividend payable August 31, 1996.

Cash provided by operations and borrowings available under the credit agreement should continue to provide the funding for ongoing cash requirements.

ENVIRONMENTAL MATTERS
- ---------------------

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

                          THE EARTHGRAINS COMPANY
                 UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The condensed consolidated statement of earnings of the Company presented for the year ago period reflects a period during which the Company operated as a subsidiary of Anheuser-Busch. This historical financial statement of the Company may not necessarily reflect the consolidated results of operations of the Company or what the results of operations would have been if the Company had been an independent, public company during such period.

     The unaudited pro forma condensed consolidated statement of earnings for the twelve week period ended June 20, 1995 presents the consolidated results of Earthgrains' operations assuming that the Distribution had occurred as of March 29, 1995. Such statement of earnings has been prepared by adjusting the historical statement of earnings for the effect of costs and expenses and the recapitalization to reflect the Distribution as if it had been effected on March 29, 1995.

     The consolidated financial statements as of and for the period ended June 18, 1996 and the consolidated balance sheet of the Company as of March 26, 1996 reflect the effects of the Distribution.

                           The Earthgrains Company
        Unaudited Pro Forma Condensed Combined Statement of Earnings
             For the Twelve Week Period Ended June 20, 1995
                    (In millions, except per share data)


                                                          Pro Forma    Pro
                                          Historical    Adjustments  Forma
                                          ----------    -----------  -----

Net sales                                   $  384.8    $    -     $ 384.8
Cost of products sold                          234.7          .8(a)  235.5
                                             --------   -----------  ------

Gross profit                                   150.1         (.8)    149.3

Marketing, distribution and administrative
     expenses                                  144.8         4.9(a)  149.7

Provision for restructuring and consolidated,
     net                                         1.5           --      1.5
                                               ------        -------  -----

Operating income (loss)                          3.8        (5.7)     (1.9)

Other income and expenses:
     Interest expense                           (0.3)       (1.2)(b)  (1.5)
     Other income, net                           1.3           -       1.3
                                                -----       --------   ----

Income (loss) before income taxes                4.8        (6.9)     (2.1)
                                                -----       -------   -----

Provision (benefit) for income taxes             3.0        (2.5)(c)   0.5
                                                ----        --------   ----

Net income (loss)                             $  1.8      $ (4.4)    $(2.6)
                                              =========     =======  ======
(Loss) per share(d)                                               $(.25)(d)
                                                                  =========
Weighted average shares outstanding(d)                             $10.4(d)
                                                                  =========

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

                       PART II.  OTHER INFORMATION
                       ---------------------------


     Item 1. Legal Proceedings. The Company has no legal proceedings which have become a reportable event in the current period.

     Item 2.     Changes in Securities.  None.

     Item 3.     Defaults Upon Senior Securities.  None.

     Item 4. Submission of Matters to a Vote of Security-Holders. No matters were submitted to a vote of security-holders during the current period.

     Item 5.     Other Information.  None.

     Item 6.     Exhibits.

               (a)     27 - Financial Data Schedule

               (b)     No Form 8-Ks were filed during the current period

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE EARTHGRAINS COMPANY
                                                   (Registrant)


Date:  August 1, 1996                       By:  MARK H. KRIEGER
                                                 Mark H. Krieger
                                                 Vice President and
                                                 Chief Financial Officer