Form 10-Q
period 1996-09-10
EARTHGRAINS CO /DE/
filed 1996-10-25
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                     For the Quarter Ended September 10, 1996

                           Commission file number 1-7554

                               THE EARTHGRAINS COMPANY
                (Exact name of registrant as specified in its charter)


          DELAWARE                                     36-3201045
(State or other jurisdiction of                     I.R.S. Employer
incorporation or organization)                     Identification No.)


                                  314-259-7000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X ]  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    $.01 Par Value Common Stock - 10,123,368 shares as of October 8, 1996

                         THE EARTHGRAINS COMPANY

                                  Index


                                                                  Page No.

Part I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet                                  2

Condensed Consolidated Statements of Earnings                         3

Condensed Consolidated Statements of Cash Flows                       4

Notes to Condensed Consolidated Financial Statements                  5

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                        7

     Unaudited Pro Forma Financial Information                        9

Part II. OTHER INFORMATION

     Other Information                                               11
     Exhibits and Reports on Form 8-K                                11

                          THE EARTHGRAINS COMPANY
                  Condensed Consolidated Balance Sheet
                             (In millions)
                              (Unaudited)

                                              September 10,    March 26,
                                                 1996            1996
                                              -------------    ---------
Assets
Current assets:
     Cash and cash equivalents                 $   41.9      $   38.9
     Accounts receivable, net of allowance for
      doubtful accounts of $6.9 and $6.7,
      respectively                                148.4         138.9
      Inventories                                  71.0          68.0
      Deferred income taxes and other              28.7          24.0
                                               ---------     ---------
           Total current assets                   290.0         269.8
Other assets                                       29.7          38.6
Goodwill, net                                     128.1         130.3
Plant and equipment, net                          715.9         727.0
                                               ---------     ---------
           Total assets                        $1,163.7      $1,165.7
                                               =========     =========
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                         $   117.7    $     98.1
     Accrued salaries, wages and benefits          48.5          48.6
     Accrued taxes, other than income taxes        13.9          11.4
     Accrual for restructuring and consolidation    8.1          15.4
     Other current liabilities                     26.4          36.3
                                               ---------     ---------
          Total current liabilities               214.6         209.8

Postretirement benefits                           122.5         123.1
Long-term debt                                     96.1          92.6
Deferred income taxes                              87.7          87.2
Other noncurrent liabilities                       60.2          72.2
Commitments and contingencies                        --            --
Shareholders' equity                              582.6         580.8
                                               ---------     ---------
          Total liabilities and equity         $1,163.7      $1,165.7
                                               =========     =========



   See accompanying Notes to Condensed Consolidated Financial Statements.

                          THE EARTHGRAINS COMPANY
               Condensed Consolidated Statements of Earnings
                    (In millions except per share data)
                               (Unaudited)



                                  Twelve week               Twenty four week
                                  period ended                period ended
                          ---------------------------   ----------------------------
                          September 10,  September 12,  September 10,   September 12,
                              1996           1995            1996              1995
                          ------------   -------------  -------------   -------------

Net Sales                    $381.8          $383.1         $752.3            $767.9
Cost of Products Sold         225.2           237.7          450.5             472.4
                              -----           -----          -----             -----
Gross Profit                  156.6           145.4          301.8             295.5
Marketing, Distribution and
  Administrative Expenses     146.2           143.9          288.5             288.7
Provision for Restructuring
  and Consolidation, net        1.0             1.9            1.0               3.4
                              -----           ------         -----             -----
Operating Income (Loss)         9.4            (0.4)          12.3               3.4
Other Income and Expenses:
     Interest expense          (1.4)           (0.6)          (2.8)             (0.9)
     Other income, net            -             1.4            0.8               2.7
                              -----           -----          -----             -----
Income before Income Taxes      8.0             0.4           10.3               5.2

Provision for Income Taxes      3.5             0.5            5.1               3.5
                              -----           -----          -----             -----
Income (Loss)                  $4.5           $(0.1)          $5.2              $1.7
                              =====           =====          =====             =====
Earnings (Loss) Per Share      $0.45          $(0.01)         $0.52             $0.17
                              ======          ======         ======            ======

Weighted Average Shares
  Outstanding (pro forma for
  prior year periods)          10.1            10.3           10.1              10.3
                              =====           =====          =====             =====







  See accompanying Notes to Condensed Consolidated Financial Statements.

                             THE EARTHGRAINS COMPANY
                 Condensed Consolidated Statements of Cashflows
                                (In millions)
                                 (Unaudited)

                                        For the twenty four week period ended
                                        -------------------------------------
                                                September 10,    September 12,
                                                   1996              1995
                                                -------------    -------------
Cash flow from operating activities:
   Net income                                        $5.2             $1.7
   Adjustments to reconcile earnings to net
     cash flow provided by operations:
        Depreciation and amortization                36.6             40.0
        Deferred income taxes                         0.5             (4.9)
        Provision for restructuring and
          consolidation                               1.0              3.4
       (Gain)/loss on disposal of fixed assets       (0.7)             0.7
       Changes in noncash working capital           (13.0)           (13.8)
       Other, net                                     8.4            (19.2)
                                                    -----            -----
          Net cash flow from operations              38.0              7.9
                                                    -----            -----
Cash flows from investing activities:
   Capital expenditures                             (39.6)           (48.1)
   Other, net                                         1.1              2.5
                                                    -----            -----
          Net cash used by investing activities     (38.5)           (45.6)
                                                    -----            -----
Cash flows from financing activities:
   Proceeds from (payments on) borrowings, net        3.5               --
   Net transactions with Anheuser-Busch                --             22.9
                                                    -----            -----
          Net cash provided by financing activities   3.5             22.9
                                                    -----            -----
Net increase/(decrease) in cash and cash equivalents  3.0            (14.8)

Cash and cash equivalents, beginning of period       38.9             38.7
                                                    -----            -----
Cash and cash equivalents, end of period            $41.9            $23.9
                                                    =====            =====

    See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
----------------------------------------------------



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

Note 2 - The Company has changed its fiscal year end from the Tuesday closest to December 31 to the last Tuesday in March. This report reflects the Company's second quarter of its new fiscal year for the twelve week period ended September 10, 1996.

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

Note 3 - Inventories are carried at the lower of cost or market. Cost is determined under the first-in, first-out method.

         Total inventories consisted of the following:

                                             September 10,     March 26,
                                                 1996            1996
                                             -------------     ---------

                          Raw materials       $   55.5        $   53.6
                          Finished goods          15.5            14.4
                                              ------------    ----------
                                              $   71.0        $   68.0
                                              ============    ===========

Note 4 - Earnings per share for the current period are based on the weighted average number of shares of common stock outstanding during the period. For the year ago periods presented, earnings per share were computed using the weighted average shares of Anheuser-Busch common stock outstanding during the respective period, adjusted for a 1 to 25 stock distribution ratio.


Note 5 - On October 7, 1996, the Company announced that it has entered into an agreement to acquire the assets of Heiner's Bakery, Inc. of Huntington, West Virginia. Heiner's, a privately held, wholesale bakery is the sales leader of branded bread, buns and rolls in its marketing territory throughout West Virginia and in portions of Ohio and Kentucky.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION
------------

Effective at the close of business on March 26, 1996 (the Distribution Date), shares of the Company were distributed to shareholders of Anheuser-Busch Common Stock, based upon a ratio of 1 to 25. Following the distribution, the Company began operations as an independent, publicly held company. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the twelve and twenty four week periods ended September 10, 1996 compared to the twelve and twenty four week periods ended September 12, 1995. This discussion should be read in conjunction with the combined financial statements and notes thereto for the fiscal year ended January 2, 1996 included in the Company's registration statement on Form 10.

RESULTS OF OPERATIONS
---------------------

Net sales for the twelve week period ended September 10, 1996, of $381.8 million were consistent with $383.1 reported for the comparable prior year period. Net sales for the twenty four week period ended September 10, 1996 were $752.3 million, a decrease from comparable 1995 sales of $767.9 million. The decrease can be attributed to the planned consolidation and restructuring that resulted in the closing or sale of underperforming and non-core businesses. This decrease was partially offset by increased volume across all on-going business units, including international operations and by price increases taken in effort to offset escalating flour costs. After adjusting sales for the closed or sold facilities in both periods presented, sales for the twelve week period increased by $18.9 million, or 5.2%, and $30.4 million, or 4.2%, on a year to date basis.

Gross margins for the current period increased to 41.0% from 38.0% in the year ago period. Margin improvements can be attributed to the achieved price increases, benefits of the restructuring and consolidation process, and improved operating efficiencies.

Marketing, distribution and administrative expenses reflect the elimination of costs through the closing or sale of facilities offset by costs associated with being an independent company incurred during the current periods.

The $1.0 million pre-tax restructuring charge in the current period was recorded in conjunction with the recently announced closing of the bakery production facility in Augusta, Georgia. The production and distribution for the area will be assumed by the existing Atlanta bakery. $1.9 million of the fiscal 1995 provision for restructuring and consolidation was recorded in the year ago period to cover estimated expenses arising from the consolidation of certain domestic bakery operations identified at that date.

The increase in interest expense is directly related to the increased debt for the distribution payment to Anheuser-Busch in conjunction with the spin-off.

The variance in the effective income tax rate reflects the relative impact of the nondeductible fixed goodwill amortization on the respective earnings levels.

Net earnings for the twelve week period were $4.5 million or $.45 per share, compared to a loss of $0.1 million, or a $.01 loss per share, computed on the basis of pro forma average shares outstanding in the prior year's comparable period. Year to date earnings were $5.2 million or $.52 per share compared to $1.7 million or $.17 per share in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Concurrent with the Distribution, the Company used borrowings under a $215 million unsecured revolving credit facility with several financial institutions to pay $80 million to Anheuser-Busch as a partial payment of its intercompany payable and to fund working capital needs and general corporate purposes. Upon the effective date of the distribution, the remaining intercompany payables and receivables between the Company and Anheuser-Busch was contributed to the capital of the Company. A separate $15 million committed line of credit is also maintained for servicing funding requirements.

The Company's primary source of liquidity is cash flow from operations, which increased to $38.0 million for the twelve weeks ended September 10, 1996. Net working capital, excluding cash and cash equivalents and short-term borrowings, was $33.5 million at September 10, 1996 compared to $21.1 million at March 26, 1996.

The funding for the acquisition of Heiner's will be sourced through the existing credit agreement and cash generated from operations. The Company's primary routine cash requirements will consist of funding capital expenditures and interest payments pursuant to the credit facility. The Company has invested $39.6 in capital expenditures year to date.

Cash provided by operations and borrowings available under the credit agreement should continue to provide the funding for ongoing cash requirements.

ENVIRONMENTAL MATTERS
---------------------

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

                              THE EARTHGRAINS COMPANY
                     UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The condensed consolidated statements of earnings of the Company presented for the year ago periods reflect a period during which the Company operated as a subsidiary of Anheuser-Busch. These historical financial statements of the Company may not necessarily reflect the consolidated results of operations of the Company or what the results of operations would have been if the Company had been an independent, public company during such period.

     The unaudited pro forma condensed consolidated statements of earnings for the twelve and twenty four week periods ended September 12, 1995 present the consolidated results of Earthgrains' operations assuming that the Distribution had occurred as of March 29, 1995. Such statements of earnings have been prepared by adjusting the historical statement of earnings for the effect of costs and expenses and the recapitalization to reflect the Distribution as if it had been effected on March 29, 1995.

     The consolidated financial statements as of and for the periods ended September 10, 1996 and the consolidated balance sheet of the Company as of March 26, 1996 reflect the effects of the Distribution.

                           The Earthgrains Company
       Unaudited Pro Forma Condensed Combined Statements of Earnings
                    (In millions, except per share data)



                             For the Twelve Week Period      For the Twenty Four Week Period
                              Ended September 12, 1995         Ended September 12, 1995
                             --------------------------      -------------------------------


                                        Pro Forma    Pro                    Pro Forma   Pro
                           Historical  Adjustments  Forma      Historical  Adjustments  Forma
                           ----------  -----------  -----      ----------  -----------  -----

Net Sales                    $383.1      $  --     $383.1        $767.9      $  --     $767.9

Cost of products sold         237.7         .8(a)   238.5         472.4        1.6(a)   474.0
                             ------      ------    ------        ------      ------    ------

Gross profit                  145.4        (.8)     144.6         295.5       (1.6)     293.9

Marketing, distribution and
  administrative expenses     143.9        4.9(a)   148.8         288.7        9.8(a)   298.5

Provision for restructuring
  and consolidation, net        1.9         --        1.9           3.4         --        3.4
                             ------      ------    ------        ------      ------    ------
Operating income (loss)        (0.4)      (5.7)      (6.1)          3.4      (11.4)      (8.0)
                             ------      ------    ------        ------      ------    ------
Other income and expenses:
     Interest expense          (0.6)      (1.2)(b)   (1.8)         (0.9)      (2.4)(b)   (3.3)
     Other income, net          1.4         --        1.4           2.7         --        2.7
                             ------      ------    ------        ------      ------    ------
Income (loss) before income
  taxes                         0.4       (6.9)      (6.5)          5.2      (13.8)      (8.6)
                             ------      ------    ------        ------      ------    ------
Provision benefit for
  income taxes                  0.5       (2.5)(c)   (2.0)          3.5       (5.0)(c)   (1.5)
                             ------      ------    ------        ------      ------    ------
Net income (loss)            $ (0.1)    $ (4.4)    $ (4.5)        $ 1.7     $ (8.8)    $ (7.1)
                             ======      ======    ======        ======      ======    ======
(Loss) per share (d)                               $ (.44)                             $ (.69)
                                                   ======                              ======
Weighted average shares
  outstanding(d)                                     10.3                                10.3
                                                   ======                              ======
-----------------------

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

Item 5.  Other Information.  None.

Item 6.  Exhibits.

         (a)  27 - Financial Data Schedule

         (b) On October 7, 1996, the Company filed with the Securities and Exchange Commission a current report on Form 8-K announcing the acquisition of Heiner's Bakery, Inc.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE EARTHGRAINS COMPANY
                                   (Registrant)


Date:  October 25, 1996             By:  Mark H. Krieger
                                         ---------------
                                         Mark H. Krieger
                                         Vice President and
                                         Chief Financial Officer