Form 10-Q
period 1996-12-31
EARTHGRAINS CO /DE/
filed 1997-02-18
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

              For the Quarter Ended December 31, 1996

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

            $.01 Par Value Common Stock - 10,141,069
                 shares as of January 31, 1997

                      THE EARTHGRAINS COMPANY

                              Index


                                                    Page No.

Part I.    FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet                    2

Condensed Consolidated Statements of Earnings           3

Condensed Consolidated Statements of Cash Flows         4

Notes to Condensed Consolidated Financial Statements    5

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                  7

   Unaudited Pro Forma Financial Information           10

Part II.   OTHER INFORMATION

   Other Information                                   12

   Exhibits and Reports on Form 8-K                    12

                   THE EARTHGRAINS COMPANY
             Condensed Consolidated Balance Sheet
                      (In millions)
                       (Unaudited)


                                                        December 31,      March 26,
                                                            1996             1996
                                                            ----             ----

Assets
Current assets:
   Cash and cash equivalents                            $    57.7       $    38.9
   Accounts receivable, net of allowance for
     doubtful accounts of $6.8 and $6.7, respectively       146.7           138.9
   Inventories                                               72.4            68.0
   Deferred income taxes and other                           25.2            24.0
                                                        ---------       ---------
          Total current assets                              302.0           269.8
Other assets                                                 27.6            38.6
Goodwill, net                                               140.8           130.3
Plant and equipment, net                                    726.9           727.0
          Total assets                                  $ 1,197.3       $ 1,165.7
                                                        =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                     $   132.3       $   98.1
   Accrued salaries, wages and benefits                      46.8           48.6
   Accrued taxes, other than income taxes                     8.7           11.4
   Accrual for restructuring and consolidation                5.2           15.4
   Other current liabilities                                 19.4           36.3
                                                        ---------       ---------
          Total current liabilities                         212.4          209.8

Postretirement benefits                                     122.3          123.1
Long-term debt                                              115.6           92.6
Deferred income taxes                                        93.7           87.2
Other noncurrent liabilities                                 60.8           72.2
Commitments and contingencies                                  --             --
Shareholders' equity                                        592.5          580.8
                                                        ---------       ---------
          Total liabilities and shareholders' equity     $1,197.3       $1,165.7
                                                        =========       =========

    See accompanying Notes to Condensed Consolidated Financial Statements.



                    THE EARTHGRAINS COMPANY
         Condensed Consolidated Statements of Earnings
              (In millions except per share data)
                        (Unaudited)



                                  Sixteen week                  Forty week
                                  period ended                 period ended
                            -------------------------    ------------------------
                            December 31,    January 2,   December 31,   January 2,
                                1996           1996          1996          1996
                                ----           ----          ----          ----

Net Sales                     $522.7          $524.9       $1,275.0     $1,292.8
Cost of products sold          310.9           336.2          761.4        808.6
                              ------          ------       --------     --------
Gross Profit                   211.8           188.7          513.6        484.2
Marketing, distribution and
  administrative expenses      194.1           197.9          482.6        486.6
Provision for restructuring
  and consolidation, net          --            (0.4)           1.0          3.0
                              ------          ------       --------     --------
Operating income (loss)         17.7            (8.8)          30.0         (5.4)
Other income and expenses:
     Interest expense           (1.9)           (0.6)          (4.7)        (1.5)
     Other income, net           0.9             1.2            1.6          3.9
                              ------          ------       --------     --------
Income before income taxes      16.7            (8.2)          26.9         (3.0)

Provision for income taxes       7.5            (0.1)          12.6          3.4
                              ------          ------       --------     --------
Net income (loss)             $  9.2          $ (8.1)      $   14.3     $   (6.4)
                              ======          ======       ========     ========
Earnings (loss) per share     $ 0.91          $(0.79)      $   1.42     $  (0.63)
                              ======          ======       ========     ========
Weighted average shares
  outstanding (pro forma
  for prior year periods)       10.1            10.2           10.1         10.2
                              ======          ======       ========     ========

      See accompanying Notes to Condensed Consolidated Financial Statements.


                    THE EARTHGRAINS COMPANY
          Condensed Consolidated Statements of Cashflows
                        (In millions)
                         (Unaudited)


                                                     For the forty week period ended
                                                     -------------------------------
                                                        December 31,     January 2,
                                                           1996           1996
                                                           ----           ----

Cash flow from operating activities:
   Net income/(loss)                                    $    14.3       $    (6.4)
   Adjustments to reconcile earnings to net cash flow
     provided by operations:
       Depreciation and amortization                         62.1            63.7
       Deferred income taxes                                  6.5             4.5
       Provision for restructuring and consolidation,
         net                                                  1.0            (0.7)
   Loss on disposal of fixed assets                           0.4             0.5
   Changes in noncash working capital                        (7.8)           (2.7)
   Other, net                                                10.2            (3.4)
                                                        ---------       ---------
      Net cash flow from operations                          86.7            55.5
                                                        ---------       ---------
Cash flows from investing activities:
   Capital expenditures                                     (56.1)          (93.8)
   Acquisition                                              (38.5)             --
   Other, net                                                 4.8            31.6
                                                         --------        --------
      Net cash used by investing activities                 (89.8)          (62.2)
                                                         --------        --------
Cash flows from financing activities:
   Proceeds from (payments on) borrowings, net               23.0            (9.9)
   Dividends paid to shareholders                            (1.1)             --
   Net transactions with Anheuser-Busch                        --            11.3
                                                        ---------       ---------
      Net cash provided by financing activities              21.9             1.4
                                                        ---------       ---------
Net increase/(decrease) in cash and cash equivalents         18.8            (5.3)
Cash and cash equivalents, beginning of period               38.9            38.7
                                                        ---------       ---------
Cash and cash equivalents, end of period                $    57.7       $    33.4
                                                        =========       =========


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

Note 2 - The Company has changed its fiscal year end from the Tuesday closest to December 31 to the last Tuesday in March. This report reflects the Company's third quarter of its new fiscal year for the sixteen week period ended December 31, 1996.

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

  Total inventories consisted of the following:
                             December 31,        March 26,
                                1996               1996
                             -----------        ----------

        Raw materials        $      56.9        $     53.6
        Finished goods              15.5              14.4
                             -----------        ----------
                             $      72.4        $     68.0
                             ===========        ===========

Note 4 - Earnings per share for the current period are based on the weighted average number of shares of common stock outstanding during the period. For the year ago periods presented, earnings per share were computed using the weighted average shares of Anheuser-Busch common stock outstanding during the respective period, adjusted for a 1 to 25 stock distribution ratio.


Note 5 - Effective November 30, 1996, the Company completed the transaction to acquire the assets of Heiner's Bakery, Inc. of Huntington, West Virginia. Heiner's, a privately held, wholesale bakery is the sales leader of branded bread, buns and rolls in its marketing territory throughout West Virginia and in portions of Ohio and Kentucky. The acquisition has been accounted for using the purchase method and, accordingly, the results of operations are included in the consolidated statement of earnings from the date of acquisition. The impact for the current period was not significant.

On January 27, 1996, the Company announced the decision to close the refrigerated dough plant in Indianapolis, Indiana and transfer production to the Company's existing plant in Carrollton, Texas. The production transfer will not have an impact on revenues and is expected to generate cost savings. An after-tax charge associated with the plant closure is estimated to be $6-8 million and will be reflected in the fourth quarter.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION
------------

Effective at the close of business on March 26, 1996 (the Distribution Date), shares of the Company were distributed to shareholders of Anheuser-Busch Common Stock, based upon a ratio of 1 to 25. Following the distribution, the Company began operations as an independent, publicly held company. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the sixteen and forty week periods ended December 31, 1996 compared to the sixteen and forty week periods ended January 2, 1996. This discussion should be read in conjunction with the combined financial statements and notes thereto for the fiscal year ended January 2, 1996 included in the Company's registration statement on Form 10.

RESULTS OF OPERATIONS
---------------------

Net sales for the sixteen week period ended December 31, 1996, of $522.7 million were consistent with $524.9 reported for the comparable prior year period. Net sales for the forty week period December 31, 1996 were $1,275.0 million, a decrease from comparable 1995 sales of $1,292.8 million. The decrease can be attributed to the planned consolidation and restructuring that resulted in the closing or sale of underperforming and non-core businesses. This decrease was partially offset by the effect of price increases taken for fresh baked goods earlier in the year as well as selective price increases for domestic refrigerated dough products initiated this quarter. After adjusting sales for the closed or sold facilities in both periods presented, sales for the sixteen week period increased by $19.7 million, or 3.9%, and $50.1 million, or 4.1%, on a year to date basis.

Gross margins increased significantly in the current period to 40.5% from 35.9% in the year ago period. Profit margin improvements were experienced across all operations. These margin improvements can be attributed to the achieved price increases, benefits of the restructuring and consolidation process, and improved operating efficiencies.

Marketing, distribution and administrative expenses reflect the elimination of costs through the closing or sale of facilities partially offset by costs associated with being an independent company incurred during the current periods.

The net gain reflected in the prior year quarter is comprised of two components. $18.0 million of the fiscal 1995 provision for restructuring and consolidation was recorded in the year ago period to cover estimated expenses arising from the consolidation of certain domestic bakery operations identified at that date. This charge was offset by an $18.4 million gain on the sale of a non-core business.

The increase in interest expense is directly related to the increased debt for the distribution payment to Anheuser-Busch in conjunction with the spin-off.

The variance in the effective income tax rate reflects the relative impact of the nondeductible fixed goodwill amortization on the respective earnings levels.

Net earnings for the sixteen week period were $9.2 million or $.91 per share, compared to a loss of $8.1 million, or a $.79 loss per share, computed on the basis of pro forma average shares outstanding in the prior year's comparable period. Year to date earnings were $14.3 million or $1.42 per share compared to a loss of $6.4 million or $.63 per share in 1995.

Coming off of the seasonally strong sales cycle for refrigerated dough product lines, the upcoming fourth quarter is a typically slower season for all business lines. While continued improvements from year ago performance in operating efficiencies are expected, such benefits are likely to be offset by the charge to be recorded in the fourth quarter in conjunction with the announced Indianapolis plant closure.

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

The Company's primary source of liquidity is cash flow from operations, which increased to $86.7 million for the forty weeks ended December 31, 1996. Net working capital, excluding cash and cash equivalents was $31.9 million at December 31, 1996 compared to $21.1 million at March 26, 1996. The increase is reflective of working capital effects associated with the seasonality of the business.

The funding for the acquisition of Heiner's, which was completed in the current quarter, was sourced through the existing credit agreement and cash generated from operations. The Company's primary routine cash requirements will consist of funding capital expenditures and interest payments pursuant to the credit facility. The Company has invested $56.1 in capital expenditures year to date.

The Board recently approved a proposal to build a bakery in northern Portugal. This new facility will allow the Spanish operations to meet increased demand for baked goods and expand their current market in Portugal and northwest Spain. The funding for the plant will be part of the Company's consolidated capital expenditure plan in fiscal 1998 and will be provided through cash from the Spanish operations.

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

     The unaudited pro forma condensed consolidated statements of earnings for the sixteen and forty week periods ended January 2, 1996 present the consolidated results of Earthgrains' operations assuming that the Distribution had occurred as of March 29, 1995. Such statements of earnings have been prepared by adjusting the historical statement of earnings for the effect of costs and expenses and the recapitalization to reflect the Distribution as if it had been effected on March 29, 1995.

     The consolidated financial statements as of and for the periods ended December 31, 1996 and the consolidated balance sheet of the Company as of March 26, 1996 reflect the effects of the Distribution.

                       The Earthgrains Company
   Unaudited Pro Forma Condensed Combined Statements of Earnings
                 (In millions, except per share data)


                            For the Sixteen Week Period                       For the Forty Week Period
                               Ended January 2, 1996                             Ended January 2, 1996
                          ----------------------------------        -------------------------------------


                                         Pro Forma       Pro                        Pro Forma       Pro
                           Historical   Adjustments     Forma        Historical     Adjustments     Forma
                           ----------   -----------     -----        ----------     -----------     -----


Net Sales                      $524.9      $    --       $524.9        $1,292.8        $    --      $1,292.8

Cost of products sold           336.2         1.1(a)      337.3           808.6           2.7(a)       811.3
                                -----         ------      -----          ------          -------      ------

Gross profit                    188.7        (1.1)        187.6           484.2          (2.7)         481.5

Marketing, distribution and
  administrative expenses       197.9         6.3(a)      204.2           486.6          16.1(a)       502.7

Provision for restructuring
  and consolidation, net         (0.4)          --         (0.4)            3.0              --          3.0
                                -----         ------      -----          ------          -------      ------

Operating (loss)                 (8.8)       (7.4)        (16.2)           (5.4)        (18.8)         (24.2)

Other income and expenses:
     Interest expense            (0.6)       (1.8)(b)      (2.4)           (1.5)         (4.2)(b)       (5.7)

     Other income, net            1.2           --          1.2             3.9              --          3.9
                                -----         ------      -----          ------          -------      ------

(Loss) before income taxes       (8.2)       (9.2)        (17.4)           (3.0)        (23.0)         (26.0)
                                -----         ------      -----          ------          -------      ------

Provision (benefit) for
  income taxes                   (0.1)       (3.3)         (3.4)            3.4          (8.3)(c)       (4.9)
                                -----         ------      -----          ------          -------      ------

Net (loss)                    $  (8.1)     $ (5.9)      $ (14.0)         $ (6.4)      $ (14.7)       $ (21.1)
                              ========     ========     ========         =======      ========       ========

(Loss) per share(d)                                     $  (1.37)                                    $  (2.06)
                                                        ========                                     ========

Weighted average shares
   outstanding(d)                                          10.2                                         10.2
                                                        ========                                     ========

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

Item 5.  Other Information.  None.

Item 6.  Exhibits.

         (a)  27 - Financial Data Schedule

         (b)  On November 30, 1996, the Company filed with the
Securities and Exchange Commission a current report on Form 8-K disclosing the consummation of the acquisition of Heiner's
Bakery, Inc.

         On February 13, 1997, the Company filed with the
Securities and Exchange Commission an 8-K to incorporate the required financial statements for the report filed November 30.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE EARTHGRAINS COMPANY
                                  (Registrant)


Date:  February 14, 1997          By:  Mark H. Krieger



                                  Mark H. Krieger
                                  Vice President and
                                  Chief Financial Officer