Form 10-K405
period 1997-03-25
EARTHGRAINS CO /DE/
filed 1997-06-23
CIK 1004985

===============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

    /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the fiscal year ended March 25, 1997

                                    or
   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period  from -------------- to --------------

                        Commission File Number: 1-7554

                            THE EARTHGRAINS COMPANY
            (Exact name of registrant as specified in its charter)

                  Delaware                              36-3201045
(State or other jurisdiction of incorporation         (IRS Employer
            or organization)                       Identification No.)


   8400 Maryland Avenue, St. Louis, Missouri             63105
   (Address of principal executive offices)           (Zip Code)


      Registrant's telephone number including area code: (314) 259-7000


         -----------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                              on which registered
-------------------                             ---------------------
Common Stock -- $.01 par value                 New York Stock Exchange
Preferred Stock Purchase Rights                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

         -----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                     $603,187,618 AS OF JUNE 2, 1997

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 $.01 PAR VALUE COMMON STOCK: 10,782,866 SHARES AS OF JUNE 2, 1997

                DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Annual Report to Shareholders for the
           Fiscal Year Ended March 25, 1997                       PART I, PART II, and PART IV
      Portions of Definitive Proxy Statement for the Annual
           Meeting of Shareholders on July 25, 1997               PART III

===============================================================================

      CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

      Matters discussed in this Report (particularly Item 7) contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. All forward-looking statements discussed in this report involve risks and uncertainties, including, but not limited to, variations in income levels of consumers, fluctuations in currency exchange rates for the Spanish peseta and French franc versus the U.S. dollar, the costs of raw materials, the ability of the Company to realize projected savings from productivity and product quality improvements, legal proceedings to which the company may become a party, and other risks indicated in filings by the Company with the Securities and Exchange Commission.

                                    PART I

ITEM 1.    BUSINESS.

Overview
--------
      The Earthgrains Company (the "Company") commenced operations in 1925 with one bakery. The Company grew to become Campbell Taggart, Inc., an independent publicly traded company. The Company was acquired by Anheuser-Busch Companies, Inc. ("AB") in 1982. From 1982 until March 1996, the
Company was a wholly-owned subsidiary of AB. In March 1996, AB divested part of the food products segment of its business through a tax-free 100 percent spin-off of the Company to its shareholders. In connection with the spin-off, the Company was re-incorporated in Delaware under its current name, and each AB shareholder received one share of the Company's common stock for every 25 shares of AB's common stock. The Company's common stock began trading on the New York Stock Exchange on March 27, 1996 under its present name and the symbol "EGR." In conjunction with the spin-off, the Company changed its fiscal year end to the Tuesday immediately preceding March 31 or March 31 if it is a Tuesday.
      The Company is a leading producer and distributor of packaged bakery products for sale to retail grocers and food service companies in the United States and Europe. Its product lines include fresh, refrigerated, and frozen baked goods; refrigerated and frozen dough products; and shelf-stable toaster pastries. These products share common ingredients (flour or grain-based components) and similarities in manufacturing processes. They compete against similar products offered by other packaged bakery product manufacturers and distributors, as well as in-store and retail bakeries.
      Based on net sales for the 52-week period ended March 25, 1997
("fiscal year 1997"), the Company believes that it is the third largest producer of packaged bakery products in the United States. Based on independent publicly available market data, the Company believes that its Spanish subsidiary is the largest commercial baker in Spain. The Company operates 38 manufacturing facilities in the United States, 8 manufacturing facilities in Spain, and one manufacturing facility in France. The
Company's fresh-baked goods are sold through a variety of distribution systems. In the U.S., these systems comprise approximately 2,800 delivery routes covering more than 130,000 food outlets in 27 states throughout the Southeast, South, Southwest, and Midwest United States and Northern California. Its refrigerated, frozen, and shelf-stable bakery products are distributed nationally.

Domestic Operations
-------------------
      The Company's domestic operations manufacture fresh-baked goods and refrigerated and frozen dough products through 38 manufacturing facilities in 15 states across the country. The principal fresh-baked goods are baked breads, rolls, cookies, snack cakes, and other sweet goods. The majority of the Company's fresh-baked goods are sold under the Colonial(TM), Rainbo(R), Iron Kids(R), Heiner's(TM), Grant's Farm(TM), and Earth Grains(R) brand names. The snack cakes and other sweet goods are sold principally under the Break Cake(R) brand name. The Company's fresh-baked goods business also involves the manufacture of similar fresh-baked goods for sale under the brand names of its customers. In addition, the Company supplies specialty rolls, sandwich buns, and other products to major fast food and family restaurant chains such as Burger King(R), Pizza Hut(R), and Waffle House(R).

      The fresh-baked goods are sold primarily on a wholesale basis through a variety of distribution systems to grocers, restaurants, and institutions in areas generally within a 300 mile radius of the producing bakery. In accordance with the fresh-baked goods industry practice, the Company allows retailers to return fresh-baked goods that have not been sold by a prescribed freshness date. The Company operates over 240 retail thrift stores that sell certain returned products.
      In addition to its fresh-baked goods, the Company manufactures over 80 different refrigerated and frozen dough products, including: biscuits, dinner rolls, sweet rolls, danishes, cookies, crescent rolls, and breadsticks. The Company believes that it is the only significant manufacturer of retailers' store brands (private-label) refrigerated dough in the United States. The Company also manufactures baked English muffins and toaster pastries. The refrigerated dough products are sold under more than 200 different store brands throughout the United States. The refrigerated dough products and refrigerated English muffins are also sold under the Merico(R) brand name as well as under the Roman Meal(R) and Sun Maid(R) licensed brands.
      The refrigerated dough and toaster pastry products are distributed throughout the United States principally by direct sales to large wholesale purchasers or through independent brokers. The Company also manufactures and sells refrigerated dough products through contract packing arrangements.

European Operations
-------------------
      The principal products of the European operations are baked breads, buns, snack cakes, sweet goods, and refrigerated dough products. The Company's Spanish subsidiary, Bimbo, S.A. ("Bimbo"), operates eight bakeries in Spain and distributes fresh-baked goods in Spain and Portugal through almost 1,100 delivery routes primarily under the Bimbo(R) and Silueta(R) brand names. Based on independent publicly available market data, the Company believes that Bimbo is the largest commercial baker in Spain. In addition, the Company's French subsidiary, Europate, operates one refrigerated dough plant in France and sells refrigerated dough products throughout Europe. In Europe, refrigerated dough products are sold principally through contract packing arrangements and under the Company's own brands, CroustiPate(R) and HappyRoll(TM), and under store brands. The Company's largest customer for such contract packing arrangements in Europe is The Pillsbury Company.
      Additional risks associated with conducting business overseas, which are not present with respect to domestic operations, frequently arise. The Company does not believe that there is currently any substantial likelihood of a material adverse effect on the Company as a result of such risks.

Competition
-----------
      The packaged bakery products business is highly competitive. There is intense price, product, and service competition with respect to all of the Company's products. Competition is based on product quality, price, brand loyalty, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, also is an important competitive factor and is central to the competition for retail shelf space among fresh-baked goods manufacturers.
      The Company competes with other national and regional wholesale bakeries, large grocery chains that have vertically integrated or in-store bakeries, small retail bakeries, and many producers of alternative foods.
The identity and number of competitors vary from market to market. The Company's leading competitors in the fresh-baked goods business include Interstate Bakeries Corporation, Flowers Industries Inc., CPC International Inc. and Specialty Foods Corporation. In the refrigerated and frozen dough product business, the Company competes primarily with Pillsbury, which produces branded products with which the Company's store brand products compete. In addition, the Company's other major competitors in the refrigerated and frozen dough and toaster pastry business include Kellogg Company and Nabisco, Inc. The fresh-baked, refrigerated, and frozen dough product lines also compete with other alternative foods. The Company's leading competitor in Spain is Pan Rico, but it experiences competition from small regional bakeries in Spain as well.
      The Company's ability to sell its products depends on its ability to attain store shelf space in relation to competing brands and other food products. Future growth for the Company will depend on the Company's ability to continue streamlining and reducing operating costs, maintaining effective cost control programs, improving branded product mix, taking advantage of industry consolidation opportunities, developing successful new products, maintaining effective pricing and promotion of its products, and providing superior customer service. Effective investment in capital and technology will play an important role in achieving these goals.

Raw Materials
-------------
      The products manufactured by the Company require a large volume of various agricultural products, including wheat for flours, soybean oil for shortening, and corn for high fructose corn syrup. Agricultural commodities represented 25-30% of the Company's cost of products sold for the 1997 fiscal year. The Company fulfills its commodities requirements through purchases from various sources, including futures contracts, options, contractual arrangements, and spot purchases on the open market. The commodity markets have experienced, and will continue to experience, significant price volatility. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, government regulations, and legislation affecting agriculture. The Company believes that adequate supplies of agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials.

Brand Names and Trademarks
--------------------------
      The Company's major brand names are Colonial, Rainbo, Iron Kids, Heiner's, Grant's Farm, and Earth Grains for bread products; Break Cake for snack cakes and other sweet goods; Merico brand for refrigerated dough products; Roman Meal and Sun Maid franchise names for both bread products and refrigerated dough products; Bimbo and Silueta in Spain and Portugal; and CroustiPate and HappyRoll in France. The Company also owns several federally registered trademarks, including Rainbo, Iron Kids, and Earth Grains. In addition, pursuant to the License Agreement, AB has granted the Company the right to use the federally registered trademark Grant's Farm. The Company regards consumer recognition of and loyalty to its brand names and trademarks as being extremely important to its long-term success. The Company believes that its registered and common law trademarks are instrumental to its ability to create demand for and to market its products. There are currently no pending challenges to the use or registration of any of the Company's significant trademarks.

Seasonality
-----------
      The Company does experience minimal seasonal fluctuation in demand, typically in the third quarter of its fiscal year when sales of refrigerated dough products are seasonally strong.

Backlog
-------
      The Company's relationship with its customers and its manufacturing and inventory practices do not provide for the traditional backlog associated with some manufacturing entities and no backlog data is regularly prepared or used by management.

Research and Development
------------------------
      The Company actively works to develop new products and to improve existing products. The dollar amounts expended by the Company during each of the past three fiscal years on such development activities are not considered to be material relative to the Company's overall business and operations.

Environmental Matters
---------------------
      The operations of the Company are subject to various Federal, state, and local laws and regulations with respect to environmental matters. Additional information regarding such matters is provided in Item 3 of this report.

Employees
---------
      As of March 25, 1997, the Company employed approximately 14,000 persons, of which approximately 11,000 were based in the U.S. Approximately 75% of the Company's domestic employees are subject to over 200 union contracts. The Company believes its labor relations to be satisfactory.

ITEM 2.    PROPERTIES.
      Domestically, the Company operates 38 manufacturing facilities in 15 states. The Company's European subsidiaries own and operate 8 bakeries in Spain and one refrigerated dough manufacturing plant in France. The Company's domestic bakeries operate at approximately 75% of capacity. The Company owns all of its manufacturing facilities, except for the facilities in Ft. Payne and Montgomery, Alabama, which are subject to leases. The Ft. Payne facility is subject to two leases which expire in 2010 and 2016; both leases give the Company an option to purchase the property. The Montgomery lease expires in 2004, with an option to extend to 2024; the

Company also has a purchase option. The Company also operates over 240 retail thrift stores and maintains approximately 350 distribution centers, the majority of which are leased. In addition, the Company owns its corporate headquarters and a research and development facility in St. Louis, Missouri, and it leases its Spanish corporate headquarters in Barcelona, Spain. The Company maintains approximately 6,000 motor vehicles used principally in the sales and distribution of its products.
      The Company's major U.S. facilities and the products produced at each are as follows:

Plants                               Products
------                               --------
Albuquerque, New Mexico              Bread & Buns
Atlanta, Georgia                     Bread & Buns
Carrollton, Texas                    Refrigerated Dough
Chattanooga, Tennessee               Bread & Buns
Dallas, Texas                        Bread & Buns
Denver, Colorado                     Bread & Buns
Des Moines, Iowa                     Bread & Buns
Dothan, Alabama                      Bread & Buns
El Paso, Texas                       Bread & Buns
Fresno, California                   Bread & Buns
Forest Park, Georgia                 Refrigerated Dough & Toaster Pastries
Ft. Payne, Alabama                   Bread, Buns & Sweet Goods
Harlingen, Texas                     Bread & Buns
Houston, Texas                       Bread & Buns
Huntington, West Virginia            Bread & Buns
Huntsville, Alabama                  Bread & Buns
Hutchinson, Kansas                   Bread & Buns
Johnson City, Tennessee              Bread & Buns
Louisville, Kentucky                 Bread & Buns
Lubbock, Texas                       Bread & Buns
Macon, Georgia                       Bread & Buns
Memphis, Tennessee                   Bread & Buns
Meridian, Mississippi                Bread & Buns
Montgomery, Alabama                  Bread & Buns
Nashville, Tennessee                 Bread & Buns
Oakland, California                  Bread, Buns & English Muffins
Oklahoma City, Oklahoma              Bread & Buns
Owensboro, Kentucky                  Bread & Buns
Paris, Texas                         Bread, Buns, Sweet Goods & Frozen Dough
Phoenix, Arizona                     Bread & Buns
Pueblo, Colorado                     Bread & Buns
Rome, Georgia                        Cookies
Sacramento, California               Bread & Buns
San Antonio, Texas                   Bread & Buns
Springfield, Missouri                Bread & Buns
Stockton, California                 Bread, Buns & Sweet Goods
Tucson, Arizona                      Bread & Buns
Wichita, Kansas                      Bread & Buns

      The Company's European facilities and the products produced at each are as follows:

Plants                               Products
------                               --------
Almansa, Spain                       Bread & Buns
Antequera, Spain                     Bread & Buns
Canary Islands, Spain                Bread & Buns
Granollers, Spain                    Bread, Buns & Sweet Goods
Las Mercedes, Spain                  Bread, Buns & Sweet Goods
Lievin, France                       Refrigerated & Frozen Dough
Madrid, Spain                        Bread
Palma, Spain                         Bread & Buns
Solares, Spain                       Bread & Buns

      The Company believes that its facilities are well maintained, suitable, and adequate for its immediate needs. Additional space is available if needed to accommodate expansion.

ITEM 3.    LEGAL PROCEEDINGS.

      As a manufacturer and marketer of food items, the Company's operations are subject to regulation by various government agencies, including the United States Food and Drug Administration. Under various statutes and regulations, such agencies prescribe requirements and establish standards for quality, purity, and labeling. Under the Nutrition and Labeling Act of 1990, as amended, food manufacturers are required to disclose nutritional information on their labels in a uniform manner. The finding of a failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines or compulsory withdrawal of products from store shelves. The Company may also be required to comply with state and local laws regulating food handling and storage.
      The operations of Earthgrains, like those of similar businesses, are subject to various Federal, state, and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, and other regulations intended to protect public health and the environment. Earthgrains has received notices from the U.S. Environmental Protection Agency that it has been identified as a potentially responsible party ("PRP") with respect to certain locations under the Comprehensive Environmental Response, Compensation and Liability Act and may be required to share in the cost of cleanup with respect to two sites. While it is difficult to quantify with certainty the financial impact of actions related to environmental matters, based on the information currently available, it is management's opinion that the ultimate liability arising from such matters, taking into account established liability accruals, should not have a material effect on Earthgrains' financial results or financial position.
      The Company is involved in certain legal proceedings arising in the normal course of business. Although it is impossible to predict the outcome of any legal proceeding and the Company cannot estimate the range of the ultimate liability, if any, relating to these proceedings, the Company believes that it has meritorious defenses to the claims pending against it in such proceedings and that the outcome of such proceedings should not, individually or in the aggregate, have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the 1997 fiscal year.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

      BARRY H. BERACHA (age 55) presently is Chief Executive Officer and Chairman of the Board of Directors of the Company, positions he has held since September 1993. From 1976 to March 1996 he held the position of Vice President and Group Executive of AB. During that time he also held various positions in various subsidiaries of AB. In addition, he currently serves as a member of the board of directors for Metal Container Corporation (a subsidiary of AB), a position he has held since April 17, 1996.
      JOHN W. ISELIN, JR. (age 44) presently is Executive Vice President (Domestic Baking) of the Company, a position he has held since May 1994.
From January 1994 through April 1994, he served as President and Chief Operating Officer of the Company's refrigerated dough operations. Mr. Iselin served as Executive Vice President and Chief Financial Officer for Eagle Snacks, Inc. (a subsidiary of AB) from January 1992 through December 1993.
      XAVIER ARGENTE (age 37) presently is the Company's Executive Vice President (Bimbo), a position he has held since December 1995. From June
1995 through December 1995, he was Vice General Manager of Operations. From 1990 through June 1995, he was the Commercial Director of Marketing, Sales and Distribution of Bimbo Operations.
      WILLIAM H. OPDYKE (age 53) presently is the Company's Executive Vice President (Refrigerated Dough Products), a position he has held since June 1995. He previously served as Executive Vice President--Operations of the Company from May 1994 to June 1995. From November 1993 until May 1994, Mr. Opdyke served as Executive Vice President--Corporate Quality for Eagle
Snacks, Inc., and between November 1990 and November 1993 he was Executive Vice President--Sales and Marketing for Eagle Snacks, Inc.
      LARRY G. BERGNER (age 45) presently is the Vice President--Technology of the Company, a position he has held since December 1995. He served as Vice President of Engineering and Management Information Systems of the Company from September 1995 until December 1995. He served as Vice President of Engineering of the Company from February 1994 until September 1995. Prior to that appointment, he served as Manager of Project Management and Construction for AB from 1984 through February 1994.
      TODD A. BROWN (age 49) presently is the Company's Vice President-- Operations (Refrigerated Dough Products), a position he has held since September 1995. From January 1995 through September 1995, Mr. Brown was the Company's Vice President of Quality & Technology. From April 1993 through December 1993 he was the Company's Vice President of Quality. He was Vice President of Quality of Metal Container Corporation (a subsidiary of AB).
      BARRY M. HORNER (age 48) presently is the Company's Vice President (Bakery Operations), a position he has held since June 1996. Mr. Horner served as Executive Vice President of Sales and Distribution of the Company's domestic baking operations from May 1994 until June 1996. From December 1993 until May 1994 he served as Executive Vice President of the Western Region, and from May 1989 to December 1993 he served as Vice President and General Manager of the Company's Earth Grains division.
      MARK H. KRIEGER (age 43) presently is the Company's Vice President and Chief Financial Officer, positions he has held since January 1994. He was Vice President of Corporate Planning from 1986 to December 1993.
      TIMOTHY J. MITCHELL (age 37) presently is the Company's Vice President-- Sales (Refrigerated Dough Products), a position he has held since March
1996. From December 1994 until March 1996 he served as Regional Vice President of Eagle Snacks, Inc., a subsidiary of AB. From January 1994 until December 1994 he served as President of Screaming Eagle, Inc., a
Chicago-based distributor of Eagle Snacks. He served as Director, Sales Administration of Eagle Snacks, Inc. from September 1982 until January 1994.
      JOSEPH M. NOELKER (age 48) presently is the Vice President, General Counsel, and Corporate Secretary of the Company, positions he has held since March 1996. Mr. Noelker served as Associate General Counsel of AB from January 1987 until March 1996.
      LARRY PEARSON (age 51) presently is the Company's Vice President-- Diversified Products, a position he has held since July 1994. He served as Vice President--Sales of Earthgrains Baking Companies, Inc. from 1986 until July 1996.
      BRYAN A. TORCIVIA (age 37) presently is the Company's Vice President-- Planning, Purchasing, and Europate, a position he has held since December 1995. He was the Company's Vice President of Corporate Planning from January 1994 until December 1995. From January 1992 to December 1993, he served as Executive Assistant to the Chief Executive Officer of the Company. Prior to that he served in the Planning and Finance Department of Metal Container Corporation (a subsidiary of AB) from 1989 to January 1992.
      RICHARD W. WITHERSPOON (age 54) presently is the Company's Vice President--Business Development (Refrigerated Dough Products), a position he has held since March 1996. He served as Senior Vice President of the Company's refrigerated dough operations from January 1994 to March 1996. He previously served as President of Eagle Crest Foods, Inc. from November 1992 to April 1995 and as Vice President of the Company's refrigerated dough operations from 1984 to December 1992.
      EDWARD J. WIZEMAN (age 55) presently is the Company's Vice President-- Human Resources, a position he has held since March 1996. He served as Group Vice President of Human Resources for the Company from January 1994 until March 1996. Mr. Wizeman also served as Director of Human Resources (Operations) of AB from May 1991 to December 1993 and as Director of Human Resources of Metal Container Corporation (a subsidiary of AB) from 1986 to
May 1991.

OTHER SIGNIFICANT OFFICERS

      VIRGIL REHKEMPER (age 38) presently is Vice President and Controller of the Company, a position he has held since April 1997. Prior to that he served as Controller of the Company from April 1995 until 1997 and from 1990 to May 1995 he was Manager, Financial and Operational Audit of AB.
      MICHAEL SALAMONE (age 38) presently is Vice President and Treasurer of the Company, a position he has held since September 1996. From 1991 until 1993 he served as Assistant Treasurer of Pet Incorporated and as Vice President and Treasurer from 1993 until 1995. Prior to that, he held several positions in Corporate Finance at AB from 1983 until 1991.

                                   PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      The information required by this Item is hereby incorporated by reference to page 36 of the Company's Annual Report to Shareholders for fiscal year 1997.

ITEM 6.    SELECTED FINANCIAL DATA

      The information required by this Item is hereby incorporated by reference to page 39 of the Company's Annual Report to Shareholders for fiscal year 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

      The information required by this Item is hereby incorporated by reference to pages 18 to 21 of the Company's Annual Report to Shareholders for fiscal year 1997.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is hereby incorporated by reference to pages 22 to 37 of the Company's Annual Report to Shareholders for fiscal year 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements with Price Waterhouse LLP, the Company's independent accountants, on accounting principles or practices or financial statement disclosures. The Company has not changed its independent accountants during the two most recent fiscal years, nor since the end of the most recent fiscal year.

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item with respect to Directors is hereby incorporated by reference to pages 4, 5, and 21 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 25, 1997. The information required by this Item with respect to Executive Officers is presented in this Form 10-K immediately following the response to Item 4.

ITEM 11.   EXECUTIVE COMPENSATION

      The information required by this Item is hereby incorporated by reference from page 6 and pages 13 through 20 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 25, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is hereby incorporated by reference from pages 3 and 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 25, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is hereby incorporated by reference from pages 20 and 21 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 25, 1997.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

      1.  FINANCIAL STATEMENTS:<F*>                                                    Page
                                                                                       ----
           Pro Forma Financial Information (unaudited)                                  17

           Consolidated Balance Sheets as of March 25, 1997 and March 26, 1996          22

           Consolidated Statements of Earnings for the year ended March 25, 1997;
                the twelve weeks ended March 26, 1996; the year ended January 2,
                1996; and the year ended January 3, 1995                                23

           Consolidated Statements of Cash Flows for the year ended March 25, 1997;
                the twelve weeks ended March 26, 1996; the year ended January 2,
                1996; and the year ended January 3, 1995                                24

           Consolidated Statements of Shareholders' Equity for the year ended
                March 25, 1997; the twelve weeks ended March 26, 1996;
                the year ended January 2, 1996; and the year ended January 3, 1995      25

           Notes to Consolidated Financial Statements                                  26-38

           Report of Independent Accountants                                            38

   <F*> Incorporated herein by reference from the indicated pages of the Annual Report to
        Shareholders for fiscal 1997.

      2.  FINANCIAL STATEMENT SCHEDULES

           Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

      3.  EXHIBITS
      3.1       -- Amended and Restated Certificate of Incorporation of The Earthgrains Company
                   (dated February 26, 1996).

      3.2       -- By-Laws of The Earthgrains Company (amended and restated as of February 22,
                   1996).

      4.1       -- Form of Rights Agreement dated as of February 22, 1996 between the Company and
                   Boatmen's Trust Company, as Rights Agent.

      10.1      -- The Earthgrains Company 1996 Stock Incentive Plan (As Amended April 11, 1996
                   and March 21, 1997).<F*>

      10.2      -- The Earthgrains Company Amended and Restated Non-Employee Director Stock Plan
                   (As amended and restated effective March 21, 1997).<F*>

      10.3      -- The Earthgrains Company Employee Stock Ownership/401(k) Plan (As amended and restated
                   June 28, 1996).

      10.4      -- The Earthgrains Company Employee Stock Ownership/401(k) Plan Trust Agreement
                   (Dated July 1, 1996).

      10.5      -- The Earthgrains Company Exceptional Performance Plan (Effective as of March 26,
                   1997).<F*>

      10.6      -- The Earthgrains Company Excess Benefit Plan (Effective October 1, 1993)
                   (incorporated by reference to Exhibit 10.6 to Form 10).<F*>

      10.7      -- The Earthgrains Company Supplemental Executive Retirement Plan (Effective April
                   1, 1996) (incorporated by reference to Exhibit 10.7 to Form 10).<F*>

      10.8      -- The Earthgrains Company 401(k) Restoration Plan (Effective April 1, 1996)
                   (incorporated by reference to Exhibit 10.8 to Form 10).<F*>

      10.9      -- The Earthgrains Company Executive Deferred Compensation Plan (Effective March
                   27, 1996) (incorporated by reference to Exhibit 10.9 to Form 10).<F*>

      10.10     -- Form of Tax Sharing Agreement with Anheuser-Busch Companies, Inc. (dated as of
                   February 27, 1996).

      10.11     -- Form of License Agreement with Anheuser-Busch Companies, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 26, 1996).

      10.12     -- Form of Corporate Services Agreement with Anheuser-Busch Companies, Inc.
                   (incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended
                   March 26, 1996).

      10.13     -- Form of Amended and Restated Credit Agreement dated as of April 30, 1997.

      10.14     -- Employment Agreement between the Company and Barry H. Beracha.<F*>

      10.15     -- Form of Employment Agreement between the Company and Messrs. Opdyke, Iselin and
                   Horner.<F*>

      10.16     -- Senior Executive Agreement between Registrant and Mr. Argente (Dated October
                   23, 1996).<F*>

      13.       -- Pages 16 through 39 of the Company's Annual Report to Shareholders, a copy of which is furnished for the information of the Commission.  Portions of the
                   Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.

      21.       -- Subsidiaries of the Company.

      23.       -- Consent of independent accountants.

      27.       -- Financial Data Schedules.

---------------------

 <F*> Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(a)(3) of Form 10-K.

(B) REPORTS ON FORM 8-K

The following report on Form 8-K was filed during the fourth quarter of fiscal year 1997:
     On February 13, 1997, the Company filed with the Securities and Exchange Commission a Form 8-K providing, under Item 2 of that Form, the financial statements and independent accountant's report thereon required by Item 7(a) in conjunction with the Company's acquisition of Heiner's Bakery, Inc.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE EARTHGRAINS COMPANY
                                          (Registrant)

                                          By:      /s/ BARRY H. BERACHA
                                              ---------------------------------
                                                       Barry H. Beracha
                                                  Chairman of the Board and
                                                   Chief Executive Officer

Date:  June 23, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature                                      Title                               Date
           ---------                                      -----                               ----
      /s/ BARRY H. BERACHA                      Chairman of the Board,                    June 23, 1997
-----------------------------------               Chief Executive Officer,
      (Barry H. Beracha)                          and Director
                                                  (Principal Executive Officer)


       /s/ MARK H. KRIEGER                      Vice President and Chief                  June 23, 1997
-----------------------------------               Financial Officer
       (Mark H. Krieger)                          (Principal Financial Officer)



       /s/ VIRGIL REHKEMPER                     Vice President and Controller             June 23, 1997
-----------------------------------               (Principal Accounting Officer)
        (Virgil Rehkemper)



      /s/ J. JOE ADORJAN                        Director                                  June 23, 1997
-----------------------------------
        (J. Joe Adorjan)



     /s/ PETER F. BENOIST                       Director                                  June 23, 1997
-----------------------------------
      (Peter F. Benoist)



       /s/ MAXINE K. CLARK                      Director                                  June 23, 1997
-----------------------------------
        (Maxine K. Clark)



        /s/ JAIME IGLESIAS                      Director                                   June 23, 1997
-----------------------------------
         (Jaime Iglesias)



      /s/ JERRY E. RITTER                       Director                                  June 23, 1997
-----------------------------------
        (Jerry E. Ritter)



      /s/ WILLIAM E. STEVENS                    Director                                  June 23, 1997
-----------------------------------
       (William E. Stevens)