Form 10-Q
period 1997-06-17
EARTHGRAINS CO /DE/
filed 1997-08-01
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                   For the Quarter Ended June 17, 1997

                      Commission file number 1-7554

                        THE EARTHGRAINS COMPANY
           (Exact name of registrant as specified in its charter)


     DELAWARE                                 36-3201045
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification No.)

     8400 Maryland Avenue, St. Louis, Missouri         63105
      (Address of Principal Executive Offices)         (Zip)

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

    $.01 Par Value Common Stock - 10,784,278 shares as of July 15, 1997

                       THE EARTHGRAINS COMPANY

                               Index


                                                                   Page No.

Part I.     FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets                                2

     Condensed Consolidated Statements of Earnings                        3

     Condensed Consolidated Statements of Cash Flows                      4

     Notes to Condensed Consolidated Financial Statements                 5

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            6

Part II.     OTHER INFORMATION

     Other Information                                                    8

     Exhibits and Reports on Form 8-K                                     9

                           THE EARTHGRAINS COMPANY
                    Condensed Consolidated Balance Sheets
                               (In millions)
                                (Unaudited)

                                                     June 17,     March 25,
                                                      1997          1997
                                                     ________     _________
Assets
Current assets:
     Cash and cash equivalents                      $    46.1     $   43.1
     Accounts receivable, net of allowance for
      doubtful accounts of $6.2 and $6.0, respectively  144.2        141.5
     Inventories                                         65.1         66.4
     Deferred income taxes and other                     52.2         45.6
          Total current assets                          307.6        296.6
Other assets                                             28.6         28.8
Goodwill, net                                           138.8        140.0
Plant and equipment, net                                688.1        706.7
                                                       _______       ______
          Total assets                               $1,163.1     $1,172.1
                                                     _________   __________
                                                     _________   __________

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                               $   103.6     $  121.4
     Accrued salaries, wages and benefits                49.5         46.6
     Accrual for restructuring and consolidation          5.5         15.4
     Other current liabilities                           37.8         32.6
          Total current liabilities                     196.4        216.0
                                                       _______       ______

Postretirement benefits                                 118.5        118.8
Long-term debt                                          108.7        103.0
Deferred income taxes                                   101.4        103.8
Other noncurrent liabilities                             48.4         48.1
Commitments and contingencies                              --           --
Shareholders' equity
     Common stock                                         0.1          0.1
     Additional paid-in capital                         604.7        604.4
     Retained earnings                                   21.1         14.7
     Unearned ESOP shares                               (14.8)       (15.1)
     Unearned portion of restricted stock                (4.0)        (4.2)
     Cumulative translation adjustment                  (17.4)       (17.5)
                                                        _______       _____
           Shareholders' equity                         589.7         582.4
                                                        _______       _____
          Total liabilities and shareholders' equity $1,163.1      $1,172.1
                                                     __________    ________
                                                     __________    ________

    See accompanying Notes to Condensed Consolidated Financial Statements.

                             THE EARTHGRAINS COMPANY
                  Condensed Consolidated Statements of Earnings
                      (In millions except per share data)
                                  (Unaudited)


                                                       For the twelve week
                                                           period ended
                                                       ____________________

                                                      June 17,     June 18,
                                                        1997         1996
                                                      ________     ________
Net sales                                               $377.4      $370.5
Cost of products sold                                    214.7       225.3
                                                      ________     ________
Gross profit                                             162.7       145.2
Marketing, distribution and administrative expenses      149.4       142.3
                                                      ________     ________
Operating income                                          13.3         2.9
Other income and expenses:
     Interest expense                                     (1.5)       (1.4)
     Other (expense) income, net                          (0.2)        0.8
                                                      ________      _______
Income before income taxes                                11.6         2.3
Provision for income taxes                                 4.7         1.6
                                                      ________      _______

Net income                                             $   6.9      $  0.7
                                                      ________      _______
                                                      ________      _______

Earnings per share                                     $   0.68     $  0.07
                                                      ________      _______
                                                      ________      _______
Weighted average shares outstanding                       10.2        10.1
                                                      ________      _______
                                                      ________      _______








   See accompanying Notes to Condensed Consolidated Financial Statements.

                         THE EARTHGRAINS COMPANY
              Condensed Consolidated Statements of Cashflows
                  (In millions except per share data)
                            (Unaudited)


                                                       For the twelve week
                                                          period ended

                                                     June 17,      June 18,
                                                      1997           1996
                                                    _________     _________

Cash flow from operating activities:
     Net income                                      $   6.9       $   0.7
     Adjustments to reconcile earnings to net cash
        flow provided by operations:
          Depreciation and amortization                 18.3          18.0
          Deferred income taxes                         (1.9)         (0.9)
     (Gain) loss on disposal of fixed assets            (0.2)          0.1
     Changes in noncash working capital                (18.2)         (3.1)
     Other, net                                         (2.1)          1.8
                                                      ________       ______
          Net cash flow from operations                  2.8          16.6
Cash flows from investing activities:
     Capital expenditures                               (7.5)        (21.8)
     Other, net                                          2.5           0.6
                                                       _______       ______
          Net cash used by investing activities         (5.0)        (21.2)
Cash flows from financing activities:
     Proceeds from (payments on) borrowings, net         5.7           2.7
     Dividends to shareholders                          (0.5)           --
                                                       _______        _____
          Net cash provided by financing activities      5.2           2.7
                                                       _______        _____
Net increase (decrease) in cash and cash equivalents     3.0          (1.9)
Cash and cash equivalents, beginning of period          43.1          38.9
                                                       _______        _____
Cash and cash equivalents, end of period              $ 46.1        $ 37.0
                                                      ________      _______
                                                      ________      _______


    See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

---------------------------------------------------------

Note 1 - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial statements pursuant to the applicable SEC rules and guidelines pertaining to interim financial information. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 25, 1997.

Note 2 - Inventories are carried at the lower of cost or market. Cost is determined under the first-in, first-out method.

     Total inventories consisted of the following:
                                              June 17,          March 25,
                                               1997               1997
                                              ________          _________

                         Raw materials       $   50.7            $   51.6
                         Finished goods          14.4                14.8
                                             _________           ________

                                             $   65.1            $   66.4
                                             _________           ________
                                             _________           ________

Note 3 - Earnings per share for the quarters ended June 17, 1997 and June 18, 1996 are based on the weighted average number of shares of Earthgrains common stock outstanding for the periods then ended.

Note 4 - On May 5, 1997, the Earthgrains Board of Directors declared a two-for-one stock split for shareholders of record as of May 30, 1997. The split was effective July 28, 1997.

Note 5 - On July 25, 1997, the Company announced that it has entered into an agreement to acquire the stock of CooperSmith, Inc. of Atlanta, GA. CooperSmith operates eight bakeries producing bread, buns and rolls in the South, Southeast and Northeast United States.

     Additionally, on July 25, 1997, the Company announced it is doubling its quarterly cash dividends payable to $.10 per common share (pre-split basis) payable August 31, 1996.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the twelve week period ended June 17, 1997 compared to the twelve week period ended June 18, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 25, 1997 included in the Company's Annual Report to Shareholders.

RESULTS OF OPERATIONS

Net sales for the twelve week period ended June 17, 1997, of $377.4 million increased 1.9% from $370.5 million reported for the comparable prior-year period, despite a $10.4 million unfavorable impact from foreign exchange rates. Increased volume from domestic operations and the international fresh baked goods business along with sales related to the acquisition of Heiner's bakery in December 1996 contributed to the increase in sales for the quarter.

Gross margins increased significantly in the current period to 43.1% from 39.2% in the year-ago period. The margin improvements can be attributed to the continued effect of achieved price increases, lower manufacturing costs, and improved operating efficiencies.

A significant portion of the increase in marketing, distribution and administrative expenses can be attributed to the increase in advertising expenditures and a shift in spending away from price promotions. The increase in advertising is in line with the Company's strategy to build brand awareness in its premium core brands.

The variance in the effective income tax rate reflects the relative impact of the nondeductible fixed goodwill amortization on the respective earnings levels.

Net earnings for the twelve week period were $6.9 million or $0.68 per share, compared to $0.7 million, or $0.07 per share in the prior year's
comparable period.   The significant improvement in earnings is reflective
of continued benefits and efficiencies achieved from restructuring and plant consolidations and the other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity continues to be cash flow from operations. Cash flows from operations for the current period decreased notably from the year-ago period as a direct result of the change in working capital. Net working capital, excluding cash and cash equivalents, was $65.1 million at June 17, 1997 compared to $37.5 million at March 25, 1997. The increase can be primarily attributed to the timing of disbursements at each period end, reduction of the accrual for restructuring and seasonality of the business.

The Company's primary routine cash requirements will consist of funding capital expenditures, interest payments pursuant to the credit facility and dividends to shareholders. While only $7.5 million was invested in capital expenditures during the current quarter, spending for the fiscal year is still as planned for a level of $80-90 million. Due to the timing of certain projects, in particular the new bakery in Portugal, capital investments are expected to be heavier in the second half of the year.

Additionally, a favorable IRS tax ruling was received during the quarter on the stock repurchase program authorized by the Company's Board of Directors in March 1997. The program authorizes the repurchase of up to 500,000 shares of common stock (on a pre-split basis) as the Company determines.

Cash provided by operations and borrowings available under the $225 million credit facility should continue to provide the funding for ongoing cash requirements.

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

Item 2.     Changes in Securities.  None.

Item 3.     Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security-Holders. At the Annual Meeting of Shareholders of the company held July 25, 1997, the following matters were voted upon:

     1. Election of Jaime Iglesias and William E. Stevens to serve as Directors of the company for a term of three years expiring in 2000.

                                         For        Withheld     Non-Votes
          Jaime Iglesias             9,553,814       33,126              0
                                     _________      ________     _________
          William E. Stevens         9,554,115       32,825              0
                                     _________      ________     _________

     2.     Ratification the 1996 Stock Incentive Plan.

          For         8,701,544
                      _________
          Against       792,391
                      _________
          Abstain        38,826
                      _________
          Non-Votes      54,179
                      _________

     3. Approval of an amendment to the 1996 Stock Incentive Plan, increasing the amount of shares available under the Plan by 300,000 shares (on a pre-split basis).

          For         8,334,920
                      _________
          Against     1,208,438
                      _________
          Abstain        43,585
                      _________
          Non-Votes         0
                      _________

     4.     Approval of a new Exceptional Performance Plan.

          For         9,148,856
                      _________
          Against       344,156
                      _________
          Abstain        39,761
                      _________
          Non-Votes    54,167
                      _________

Item 5.     Other Information.  None.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)     Exhibits - 27 - Financial Data Schedule

          10.1 The Earthgrains Company Excess Benefit Plan (formerly the Campbell Taggart, Inc. Excess Benefit Plan) (Amended and Restated effective as of October 1, 1993).

          10.2     The Earthgrains Company Supplemental Executive
Retirement Plan (Amended and Restated effective as of March 27, 1996).

          10.3 The Earthgrains Company 401(k) Restoration Plan (formerly the Campbell Taggart 401(k) Restoration Plan) (Amended and Restated effective as of April 1, 1996).

          10.4 The Earthgrains Company Deferred Compensation Plan (Effective March 27, 1996).

     (b)     Reports on Form 8-K
          On July 30, 1997, the Company filed with the Securities and Exchange Commission a current report on Form 8-K disclosing the announcement of the pending acquisition of CooperSmith, Inc.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE EARTHGRAINS COMPANY
                                               (Registrant)


Date:  July 31, 1997                            By:  /s/ Mark H. Krieger
                                                    Mark H. Krieger
                                                    Vice President and
                                                    Chief Financial Officer