Form 10-Q
period 1997-09-09
EARTHGRAINS CO /DE/
filed 1997-10-23
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                         FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Quarter Ended September 9, 1997

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

        $.01 Par Value Common Stock - 21,582,655 shares as of October 7, 1997

                        THE EARTHGRAINS COMPANY

                               Index


                                                                    Page No.

Part I.     FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets                                 2

     Condensed Consolidated Statements of Earnings                         3

     Condensed Consolidated Statements of Cash Flows                       4

     Notes to Condensed Consolidated Financial Statements                  5

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             6

Part II.     OTHER INFORMATION

     Other Information                                                     8

     Exhibits and Reports on Form 8-K                                      8

                             THE EARTHGRAINS COMPANY
                      Condensed Consolidated Balance Sheets
                                 (In millions)
                                  (Unaudited)

                                             September 9,          March 25,
                                                 1997                 1997
                                            -------------      -------------
Assets
Current assets:
     Cash and cash equivalents               $    46.6         $     43.1
     Accounts receivable, net of allowance for
     doubtful accounts of $5.8 and $6.0,
            respectively                         141.1              141.5
     Inventories                                  65.2               66.4
     Deferred income taxes and other              48.8               45.6
                                                _________         __________
     Total current assets                        301.7              296.6
Other assets                                      29.6               28.8
Goodwill, net                                    142.1              140.0
Plant and equipment, net                         674.8              706.7
                                               ________          _________
     Total assets                             $1,148.2           $1,172.1
                                               ========          =========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                        $   104.3          $   121.4
     Accrued salaries, wages and benefits         48.6               46.6
     Accrual for restructuring and consolidation   4.7               15.4
     Other current liabilities                    40.1               32.6
                                               _________           ________
     Total current liabilities                   197.7              216.0

Postretirement benefits                          118.0              118.8
Long-term debt                                    88.1              103.0
Deferred income taxes                            106.3              103.8
Other noncurrent liabilities                      49.4               48.1
Commitments and contingencies                      --                 --
Shareholders' equity
     Common stock                                  0.2                0.1
     Additional paid-in capital                  604.7              604.4
     Retained earnings                            29.3               14.7
     Unearned ESOP shares                        (14.1)             (15.1)
     Unearned portion of restricted stock         (3.9)              (4.2)
     Cumulative translation adjustment           (27.5)             (17.5)
                                               _______            _______
           Shareholders' equity                  588.7              582.4
                                               _______            _______
          Total liabilities and shareholders'
            equity                            $1,148.2           $1,172.1
                                               ========           ========


     See accompanying Notes to Condensed Consolidated Financial Statements.


                          THE EARTHGRAINS COMPANY
               Condensed Consolidated Statements of Earnings
                   (In millions except per share data)
                               (Unaudited)


                               For the twelve week            For the twenty four week
                                  period ended                      period ended
                            --------------------------       ----------------------------
                            September 9, September 10,       September 9,   September 10,
                               1997           1996                1997           1996
                            -----------  ------------        -----------    ------------

Net sales                   $382.5         $381.8             $759.9          $752.3
Cost of products sold        218.5          225.2              433.2           450.5
                            ______         ______             ______          ______
Gross profit                 164.0          156.6              326.7           301.8
Marketing, distribution
and administrative expenses  147.9          146.2              297.3           288.5
Provision for restructuring
and consolidation, net        --              1.0               --               1.0
                            ______         ______              ______          ______
Operating income              16.1            9.4               29.4            12.3
Other income and expenses:
     Interest expense         (1.5)          (1.4)              (3.0)           (2.8)
     Other income, net         0.8            --                 0.6             0.8
                            ______          ______             ______           ______
Income before income taxes    15.4            8.0               27.0            10.3
Provision for income taxes     6.1            3.5               10.8             5.1
                             ______          _____              _____           _____
Net income                    $9.3           $4.5              $16.2            $5.2
                             ======          ======            ======           =====
Earnings per share*           $0.46          $0.22              $0.80           $0.26
                             ======          ======            ======           ======
Weighted average shares
outstanding*                  20.3           20.2               20.3            20.2
                             ======          ======            ======           ======

*Prior year shares and per share
amounts have been restated to
reflect the two-for-one stock split
effective July 28, 1997.

       See accompanying Notes to Condensed Consolidated Financial Statements.


                            THE EARTHGRAINS COMPANY
                  Condensed Consolidated Statements of Cashflows
                                 (In millions)
                                  (Unaudited)


                                                For the twenty four week
                                                         period ended
                                              _______________________________
                                              September 9,      September 10,
                                                  1997                1996
                                             ____________      _____________
Cash flow from operating activities:
     Net income                                 $ 16.2             $ 5.2
     Adjustments to reconcile earnings
       to net cash flow provided by
       operations:
         Depreciation and amortization            37.3              36.6
         Deferred income taxes                     1.5               0.5
         Provision for restructuring and
           consolidation                            -                1.0
     Gain on disposal of fixed assets             (0.6)             (0.7)
     Changes in noncash working capital           (8.2)            (13.0)
     Other, net                                   (4.3)              8.9
                                                 ______            ______
        Net cash flow from operations             41.9              38.5
                                                 ______            ______
Cash flows from investing activities:
     Capital expenditures                        (21.8)            (39.6)
     Other, net                                   (0.1)              1.1
                                                 ______            ______
         Net cash used by investing activities   (21.9)            (38.5)
                                                 ______            ______
Cash flows from financing activities:
     (Payments on) proceeds from borrowings,
       net                                       (14.9)              3.5
     Dividends to shareholders                    (1.6)             (0.5)
                                                 ______            ______
         Net cash (used) provided by financing
            activities                           (16.5)              3.0
                                                 ______            ______
Net increase in cash and cash equivalents          3.5               3.0
Cash and cash equivalents, beginning of period    43.1              38.9
                                                 ______            ______
Cash and cash equivalents, end of period        $ 46.6            $ 41.9
                                                =======           =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------

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

             Total inventories consisted of the following:
                                              September 9,         March 25,
                                                  1997               1997
                                              ____________         _________

                       Raw materials           $   50.1            $   51.6
                       Finished goods              15.1                14.8
                                               __________          _________
                                               $   65.2            $   66.4
                                               ==========          =========


Note 3 - Earnings per share are based on the weighted average number of shares of Earthgrains common stock outstanding for the periods presented. The two-for-one stock split declared by the Earthgrains Board of Directors was effective July 28, 1997. Prior year shares and per share amounts have been restated to reflect the split.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the twelve and twenty four week periods ended September 9, 1997 compared to the twelve and twenty four week periods ended September 10, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 25, 1997 included in the Company's Annual Report to Shareholders.

RESULTS OF OPERATIONS

Net sales for the twelve week period ended September 9, 1997, of $382.5 million were comparable with $381.8 million reported for the prior year period, despite an $11.4 million unfavorable impact from foreign exchange rates. Net sales for the twenty four week period ended September 9, 1997 were $759.9 million compared to $752.3 million a year ago. Excluding the impact of foreign exchange rates, sales increased 3.2% for the twelve week period and 3.9% on a year-to-date basis. Improved brand and product mix and increased pricing in domestic operations along with sales related to last year's acquisition of Heiner's contributed to the increase in sales.

Gross margins increased to 42.9% in the current twelve week period from 41.0% a year ago and to 43.0% from 40.1% year-to-date. The margin improvements can be attributed to the continued effect of achieved price increases, lower ingredient and manufacturing costs, and improved operating efficiencies.

A significant portion of the increase in marketing, distribution and administrative expenses can be attributed to the increase in advertising expenditures and a shift in spending away from price promotions. The increase in advertising is in line with the Company's strategy to build brand awareness in its premium core brands.

The $1.0 million pre-tax restructuring charge recorded in the year-ago quarter related to the closure of the bakery production facility in Augusta, Georgia. Production and distribution was transferred to the existing Atlanta bakery.

The variance in the effective income tax rate reflects the relative impact of the nondeductible fixed goodwill amortization on the respective earnings levels.

Net earnings for the twelve week period were $9.3 million or $0.46 per share, compared to $4.5 million, or $0.22 per share in the prior year's comparable
period.   Year-to-date earnings were $16.2 million or $0.80 per share compared to $5.2 million or $0.26 per share in fiscal 1997. The significant improvement in earnings is reflective of continued benefits and efficiencies achieved as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity continues to be cash flow from operations. Cash flows from operations for the year-to-date period increased from the year-ago period reflective primarily of the increased earnings level. Net working capital, excluding cash and cash equivalents, was $57.4 million at September 9, 1997 compared to $37.5 million at March 25, 1997.
The increase can be primarily attributed to the timing of disbursements at each period end, reduction of the accrual for restructuring and seasonality of the business.

The Company's primary routine cash requirements will consist of funding capital expenditures, interest payments pursuant to the credit facility and dividends to shareholders. While only $21.8 million has been invested in capital expenditures to date, spending for the fiscal year is still as planned for a level of $80-90 million. Due to the timing of certain projects, in particular the new bakery in Portugal, capital investments are expected to be heavier in the second half of the year.

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

Item 5.     Other Information.  None.

Item 6.     Exhibits and Reports on Form 8-K.

           (a)     Exhibits - 27 - Financial Data Schedule.

           (b)     Reports on Form 8-K - None.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     THE EARTHGRAINS COMPANY
                                                     (Registrant)


Date:  October 22, 1997                              By:  Mark H. Krieger


                                                     /s/ MARK H. KRIEGER
                                                     Mark H. Krieger
                                                     Vice President and
                                                     Chief Financial Officer