Form 10-Q
period 1997-12-30
EARTHGRAINS CO /DE/
filed 1998-02-10
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

               For the Quarter Ended December 30, 1997

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

$.01 Par Value Common Stock - 21,512,947 shares as of January 27, 1998

                       THE EARTHGRAINS COMPANY

                               Index

                                                            Page No.

Part I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets                  2

         Condensed Consolidated Statements of Earnings          3

         Condensed Consolidated Statements of Cash Flows        5

         Notes to Condensed Consolidated Financial Statements   6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    7

Part II. OTHER INFORMATION

         Other Information                                      9

         Exhibits and Reports on Form 8-K                       9


                                  THE EARTHGRAINS COMPANY
                           Condensed Consolidated Balance Sheets
                                      (In millions)
                                       (Unaudited)

                                                          December 30,           March 25,
                                                              1997                 1997
                                                          ------------           ---------
Assets
Current assets:
    Cash and cash equivalents                              $    46.6              $   43.1
    Accounts receivable, net of allowance for
      doubtful accounts of $6.3 and $6.0, respectively         141.3                 141.5
    Inventories                                                 65.6                  66.4
    Deferred income taxes and other                             45.6                  45.6
                                                           ---------              --------
           Total current assets                                299.1                 296.6
Other assets                                                    28.2                  28.8
Goodwill, net                                                  140.6                 140.0
Plant and equipment, net                                       672.9                 706.7
                                                           ---------              --------
           Total assets                                     $1,140.8              $1,172.1
                                                           =========              ========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                       $   108.1              $   121.4
    Accrued salaries, wages and benefits                        50.2                   46.6
    Accrual for restructuring and consolidation                  4.5                   15.4
    Other current liabilities                                   31.1                   32.6
                                                           ---------               --------
           Total current liabilities                           193.9                  216.0

Postretirement benefits                                        117.2                  118.8
Long-term debt                                                  66.2                  103.0
Deferred income taxes                                          107.2                  103.8
Other noncurrent liabilities                                    51.4                   48.1
Commitments and contingencies                                     --                     --
Shareholders' equity
    Common stock                                                 0.2                    0.1
    Additional paid-in capital                                 605.9                  604.4
    Retained earnings                                           40.6                   14.7
    Treasury stock                                              (3.1)                    --
    Unearned ESOP shares                                       (14.3)                 (15.1)
    Unearned portion of restricted stock                        (3.6)                  (4.2)
    Cumulative translation adjustment                          (20.8)                 (17.5)
                                                           ----------              --------
        Shareholders' equity                                   604.9                  582.4
                                                           ----------              --------
           Total liabilities and shareholders' equity       $1,140.8               $1,172.1
                                                           ==========            ==========

See accompanying Notes to Condensed Consolidated Financial Statements.


                                 THE EARTHGRAINS COMPANY
                       Condensed Consolidated Statements of Earnings
                           (In millions except per share data)
                                       (Unaudited)

                                         16-week period ended       40-week period ended
                                    --------------------------    -------------------------
                                    December 30,  December 31,    December 30,  December 31,
                                        1997          1996            1997          1996
                                        ----          ----            ----          ----
Net sales                              $514.7        $522.7         $1,274.6      $1,275.0
Cost of products sold                   295.8         310.9            729.0         761.4
                                        -----         -----          -------       -------
Gross profit                            218.9         211.8            545.6         513.6
Marketing, distribution and
  administrative expenses               195.8         194.1            493.1         482.6
Provision for restructuring and
  consolidation, net                       --            --               --           1.0
                                        -----          ----            -----         -----
Operating income                         23.1          17.7             52.5          30.0
Other income and expenses:
    Interest expense                     (1.6)         (1.9)            (4.6)         (4.7)
    Other income, net                     1.3           0.9              1.9           1.6
                                        -----          ----            -----         -----
Income before income taxes               22.8          16.7             49.8          26.9

Provision for income taxes                8.7           7.5             19.5          12.6
                                        -----          ----            -----         -----

Income before cumulative effect of
  change in accounting principle         14.1           9.2             30.3          14.3

Cumulative effect of change in
  accounting principle, net of tax        1.8            --              1.8            --
                                        -----          ----            -----         -----

Net income                              $12.3          $9.2            $28.5         $14.3
                                        =====          ====            =====         =====



                                       16-week period ended          40-week period ended
                                    --------------------------    --------------------------
                                    December 30,  December 31,    December 30,  December 31,
                                        1997          1996            1997          1996
                                        ----          ----            ----          ----
Earnings Per Share:(a)
  Basic
      Earnings before cumulative
        effect of change in
        accounting principle           $0.69         $0.45           $1.49         $0.71
      Cumulative effect of
        accounting change               0.09            --            0.09            --
                                       -----         -----           -----         -----
      Net earnings                     $0.60         $0.45           $1.40         $0.71
                                       =====         =====           =====         =====
      Weighted average shares
        outstanding                    20.3          20.3            20.3          20.3
                                       ====          ====            ====          ====

  Diluted
      Earnings before cumulative
        effect of change in
        accounting principle           $0.66         $0.44           $1.42         $0.70
      Cumulative effect of
        accounting change               0.08            --            0.08            --
                                       -----         -----           -----         -----
      Net earnings                     $0.58         $0.44           $1.34         $0.70
                                       =====         =====           =====         =====
      Weighted average shares
        outstanding                    21.3          20.8            21.2          20.5
                                       ====          ====            ====          ====


(a)  Prior year shares and per share amounts have been restated to reflect the two-for-one stock split effective July 28, 1997.

See accompanying Notes to Condensed Consolidated Financial Statements.


                                   THE EARTHGRAINS COMPANY
                        Condensed Consolidated Statements of Cashflows
                                         (In millions)
                                          (Unaudited)

                                                           For the 40-week
                                                            period ended
                                                    --------------------------------

                                                     December 30,      December 31,
                                                         1997              1996
                                                     ------------      ------------
Cash flow from operating activities:
    Net income                                        $  28.5            $  14.3
    Adjustments to reconcile earnings to net
      cash flow provided by operations:
        Depreciation and amortization                    62.9               62.1
        Deferred income taxes                             2.5                6.5
        Provision for restructuring and
          consolidation                                    --                1.0
    Gain on disposal of fixed assets                     (1.2)               0.4
    Changes in noncash working capital                   (9.3)              (7.8)
    Other, net                                            3.3               10.2
                                                      -------            -------
        Net cash flow from operations                    86.7               86.7
                                                      -------            -------
Cash flows from investing activities:
    Capital expenditures                                (41.8)             (56.1)
    Acquisition                                            --              (38.5)
    Other, net                                            1.1                4.8
                                                       -------            -------
        Net cash used by investing activities           (40.7)             (89.8)
                                                       -------            -------
Cash flows from financing activities:
    (Payments on) proceeds from borrowings, net         (36.8)              23.0
    Dividends to shareholders                            (2.6)              (1.1)
    Purchases of treasury stock                          (3.1)                --
                                                       -------            -------
        Net cash (used) provided by financing
          activities                                    (42.5)              21.9
                                                       -------            -------
Net increase in cash and cash equivalents                 3.5               18.8
Cash and cash equivalents, beginning of period           43.1               38.9
                                                       -------            -------
Cash and cash equivalents, end of period              $  46.6            $  57.7
                                                       =======            =======

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
-----------------------------------------------------------

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

Note 2 - Inventories are carried at the lower of cost or market. Cost is determined under the first-in, first-out method.

          Total inventories consisted of the following:


                                              December 30,       March 25,
                                                 1997              1997
                                              ------------       ---------
                       Raw materials          $       50.7       $    51.6
                       Finished goods                 14.9            14.8
                                              ------------       ---------
                                              $       65.6       $    66.4
                                              ============       =========


Note 3 - In the current quarter, earnings per share for the current and prior-year periods has been calculated and presented to comply with the new accounting pronouncement SFAS No. 128, "Earning per Share". Earnings per share are based on the weighted average number of shares of Earthgrains common stock outstanding for the periods presented. The difference in the weighted average shares outstanding used in the basic and dilutive earnings per share calculations represents the assumed conversion of stock options. The two-for-one stock split declared by the Earthgrains Board of Directors was effective July 28, 1997. Prior year shares and per share amounts have been restated to reflect the split.

Note 4 - In the third quarter of fiscal 1998, the company recorded a $1.8 million, net-of-tax, or $0.09-per-share (basic) charge against earnings to comply with a new required accounting interpretation announced Nov. 20, 1997. The Emerging Issues Task Force (EITF), a subcommittee of the Financial Accounting Standards Board (FASB), reached a consensus requiring that costs of business process reengineering be expensed as those costs are incurred. Any such unamortized costs that were previously capitalized must be written off as a cumulative adjustment in the quarter containing Nov. 20, 1997.

Note 5 - Effective January 17, 1998, the Company completed the transaction to acquire the stock of CooperSmith, Inc. of Atlanta, GA. CooperSmith operates eight bakeries producing bread, buns and rolls in the South, Southeast and Northeast United States. The acquisition will be accounted for using the purchase method and, accordingly, the results of operations will begin being reflected in the consolidated statement of earnings from the date of acquisition in the fourth quarter.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the sixteen and forty week periods ended December 30, 1997 compared to the sixteen and forty week periods ended December 31, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 25, 1997 included in the Company's Annual Report to Shareholders.

RESULTS OF OPERATIONS
---------------------

Net sales for the sixteen week period ended December 30, 1997, were $514.7 million compared to $522.7 million reported for the prior year period, reflecting a $17.3 million unfavorable impact from foreign exchange rates. Net sales for the forty week period ended December 30, 1997 were $1,274.6 million compared to $1,275.0 million a year ago. Excluding the impact of foreign exchange rates, sales increased 1.8% for the sixteen week period and 3.0% on a year-to-date basis. Improved brand and product mix and increased pricing in domestic operations along with sales related to last year's acquisition of Heiner's contributed to the increase in sales.

Gross margins increased to 42.5% in the current sixteen week period from 40.5% a year ago and to 42.8% from 40.3% year-to-date. The margin improvements can be attributed to the continued effect of achieved price increases, a favorable product mix shift, lower ingredient and manufacturing costs, and improved operating efficiencies.

A significant portion of the increase in marketing, distribution and administrative expenses can be attributed to the continued increase in advertising as a part of the Company's strategy to build brand awareness in its premium core brands. This increase is partially offset by improved selling and distribution efficiencies.

The $1.0 million pre-tax restructuring charge recorded in the prior year related to the closure of the bakery production facility in Augusta, Georgia.
Production and distribution was transferred to the existing Atlanta bakery.

The variance in the effective income tax rate reflects the relative impact of the nondeductible fixed goodwill amortization on the respective earnings levels.

During the current quarter, the company recorded a $1.8 million, net-of-tax, or $0.09-per-share (basic) charge against earnings to comply with a new required FASB accounting interpretation announced Nov. 20, 1997. Any unamortized costs that were previously capitalized for business process reengineering activities must be written off as a cumulative adjustment in the quarter containing Nov. 20, 1997. Most of the business process reengineering costs affected by the accounting change for the company are associated with implementation of the Company's new integrated SAP systems.

Net earnings for the sixteen week period ended December 30, 1997, excluding the cumulative effect of the accounting change, increased to $14.1 million or $0.69 per basic share, from $9.2 million, or $0.45 per basic share in the prior year's
comparable period.   Including the accounting change, net earnings for the third quarter were $12.3 million, or $0.60 per basic share. The company is also reporting diluted earnings per share to comply with a new FASB pronouncement effective this quarter. Diluted earnings, before the accounting change, were $0.66 per share; while including the accounting change, diluted earnings were $0.58 per share. Diluted earnings were $0.44 per share in the year-ago quarter. Year-to-date earnings, before the accounting change, were $30.3 million or $1.49 per basic share compared to $14.3 million or $0.71 per basic share in fiscal 1997. On a diluted basis, earnings for the 40-week period ended Dec. 30, 1997, were $1.42 per share before the effect of the accounting change and $1.34 per share, including the accounting change. Diluted earnings were $0.70 per share in the year-ago period. The significant improvement in earnings is reflective of strong operating results from the business along with continued benefits and efficiencies achieved as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary source of liquidity continues to be cash flow from operations. Cash flows from operations for the year-to-date period continue to be driven from the increased earnings level. Approximately 77,000 shares were repurchased for the treasury in the current quarter. Net working capital, excluding cash and cash equivalents, was $58.6 million at December 30, 1997 compared to $37.5 million at March 25, 1997. The increase can be primarily attributed to the timing of disbursements at each period end, reduction of the accrual for restructuring and seasonality of the business.

The Company's primary routine cash requirements will consist of funding capital expenditures, interest payments pursuant to the credit facility and dividends to shareholders. While only $41.8 million has been invested in capital expenditures to date, spending for the fiscal year is planned for a level of $70-$75 million.

Cash provided by operations and borrowings available under the renegotiated credit facility of $450 million should continue to provide the funding for ongoing cash requirements and funding of the CooperSmith acquisition.

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

                             SIGNATURES
                             ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE EARTHGRAINS COMPANY
                                                (Registrant)


Date:  February 9, 1998                         By:  Mark H. Krieger


                                                /s/ MARK H. KRIEGER
                                                ------------------------
                                                Mark H. Krieger
                                                Vice President and Chief
                                                Financial Officer