Form 10-K
period 1998-03-31
EARTHGRAINS CO /DE/
filed 1998-06-22
CIK 1004985

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

     /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended March 31, 1998

                                      or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period  from -------------- to --------------

                        Commission File Number: 1-7554

                            THE EARTHGRAINS COMPANY
            (Exact name of registrant as specified in its charter)

                 Delaware                            36-3201045
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

   8400 Maryland Avenue, St. Louis, Missouri               63105
    (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number including area code: (314) 259-7000
-------------------------------------------------------------------------------


          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
              Title of each class                on which registered
              -------------------                -------------------

         Common Stock -- $.01 par value         New York Stock Exchange
        Preferred Stock Purchase Rights         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
-------------------------------------------------------------------------------
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                                $1,105,927,563

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      $.01 Par Value Common Stock:  21,455,700 shares as of May 29, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Annual Report to Shareholders for the
        Fiscal Year Ended March 31, 1998                    PART I, PART II, and PART IV
   Portions of Definitive Proxy Statement for the Annual
        Meeting of Shareholders on July 17, 1998            PART III

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

      Based on net sales for the 53-week period ended March 31, 1998, ("fiscal year 1998"), the Company believes that it is one of the largest producers of packaged bakery products in the United States. Based on independent publicly available market data, the Company believes that its Spanish subsidiary is the largest commercial baker in Spain. The Company operates 45 manufacturing facilities in the United States, 8 manufacturing facilities in Spain, and 1 manufacturing facility in France. The Company has 1 manufacturing facility under construction in Portugal. The Company's fresh-baked goods are sold through a variety of distribution systems. In the U.S., these systems comprise approximately 3,200 delivery routes covering more than 80,000 food outlets in 27 states throughout the South, Southeast, Southwest, and Midwest United States and Northern and Central California.
Its refrigerated, frozen, and shelf-stable bakery products are distributed nationally.

Domestic Operations
-------------------

      The Company's domestic operations manufacture fresh-baked goods and refrigerated and frozen dough products through 45 manufacturing facilities in 16 states across the country. The principal fresh-baked goods are baked breads, rolls, bagels, cookies, snack cakes, and other sweet goods. The majority of the Company's fresh-baked goods are sold under the Colonial, Rainbo, IronKids, Heiner's, Grant's Farm(R), Earth Grains, Cooper's Mill, Country Recipe, Kern's, Sunbeam(R), Waldensian, Bost's, Smith's, San Luis Sourdough, Roman Meal(R), and Sun Maid(R) brand names. The snack cakes and other sweet goods are sold principally under the Break Cake and Merico brand names. The Company's fresh-baked goods business also involves the manufacture of similar fresh-baked goods for sale under the brand names of its customers. In addition, the Company supplies specialty breads and rolls, sandwich buns, and other products to major fast food and family restaurant chains such as Burger King(R), Pizza Hut(R), Waffle House(R), and Jack in the Box(R).

      The fresh-baked goods are sold primarily on a wholesale basis through a variety of distribution systems to grocers, restaurants, and institutions in areas generally within a 300 mile radius of the producing bakery. In accordance with the fresh-baked goods industry practice, the Company allows retailers to return fresh-baked goods that have not been sold by a prescribed freshness date. The Company operates approximately 300 retail thrift stores that sell certain returned products.

      In addition to its fresh-baked goods, the Company manufactures over 100 different refrigerated and frozen dough products, including: biscuits, dinner rolls, sweet rolls, danishes, cookie dough, cookies, crescent rolls, breadsticks, cinnamon rolls, pizza crust, and pie crusts. The Company believes that it is the only significant manufacturer of retailers' store brands (private-label) refrigerated dough in the United States. The Company also manufactures baked English muffins and toaster pastries. The refrigerated dough products are sold under more than 100 different store brands throughout the United States. The refrigerated dough products and refrigerated English muffins are also sold under the Merico brand name as well as under the Roman Meal(R) and Sun Maid(R) licensed brands.

      The refrigerated dough and toaster pastry products are distributed throughout the United States principally by direct sales to large wholesale purchasers or through independent brokers. The Company also manufactures and sells refrigerated dough products through contract packing arrangements.

European Operations
-------------------

      The principal products of the European operations are baked breads, buns, snack cakes, sweet goods, and refrigerated dough products. The Company's Spanish subsidiary, Bimbo, S.A. ("Bimbo"), operates eight bakeries in Spain and distributes fresh-baked goods in Spain and Portugal through almost 1,100 delivery routes primarily under the Bimbo and Silueta brand names. Based on independent publicly available market data, the Company believes that Bimbo is the largest commercial baker in Spain. In addition, the Company's French subsidiary, Europate, operates one refrigerated dough plant in France and sells refrigerated dough products throughout Europe. In Europe, refrigerated dough products are sold principally through contract packing arrangements and under the Company's own brands, CroustiPate and HappyRoll, and under store brands. The Company's largest customer for such contract packing arrangements in Europe is The Pillsbury Company.

      Additional risks associated with conducting business overseas frequently arise which are not present with respect to domestic operations. The Company does not believe that there is currently any substantial likelihood of a material adverse effect on the Company as a result of such risks.

Competition
-----------

      The packaged bakery products business is highly competitive. There is intense price, product, and service competition with respect to all of the Company's products. Competition is based on product quality, price, brand loyalty, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, also is an important competitive factor and is central to the competition for retail shelf space among fresh-baked goods manufacturers. Certain market areas of the fresh baked-goods business continue to exhibit lower margins due to regional differences in price levels, product mix, and input costs.

      The Company competes with other national and regional wholesale bakeries, large grocery chains that have vertically integrated or in-store bakeries, small retail bakeries, and many producers of alternative foods.
The identities and number of competitors vary from market to market. The Company's leading competitors in the fresh-baked goods business include Interstate Bakeries Corporation, Flowers Industries Inc., Bestfoods, and Specialty Foods Corporation. In the refrigerated and frozen dough product business, the Company competes primarily with Pillsbury, which produces branded products with which the Company's store brand products compete. In addition, the Company's other major competitors in the refrigerated and frozen dough and toaster pastry business include Kellogg Company and Nabisco, Inc. The fresh-baked, refrigerated, and frozen dough product lines also compete with other alternative foods. The Company's leading competitor in Spain is Pan Rico, but it experiences competition from small regional bakeries in Spain as well.

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

Raw Materials
-------------

      The products manufactured by the Company require a large volume of various agricultural products, including wheat for flours, soybean oil for shortening, and corn for high fructose corn syrup. Agricultural commodities represented 22-25% of the Company's cost of products sold for the 1998 fiscal year. The Company fulfills its commodities requirements through purchases from various sources, including futures contracts, options, contractual arrangements, and spot purchases on the open market. The commodity markets have experienced, and may continue to experience, significant price volatility. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, government regulations, and legislation affecting agriculture. The Company believes that adequate supplies of agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials.

Brand Names and Trademarks
--------------------------

      The Company's major brand names are Colonial, Rainbo, IronKids, Heiner's, Grant's Farm(R), Earth Grains, Cooper's Mill, Country Recipe, Kern's, Sunbeam(R), Waldensian, Bost's, Smith's, and San Luis Sourdough for bread products; Break Cake for snack cakes and other sweet goods; Merico brand for refrigerated dough products; Roman Meal(R) and Sun Maid(R) franchise names for both bread products and refrigerated dough products; Bimbo and Silueta in Spain and Portugal; and CroustiPate and HappyRoll in France. The Company also owns several federally registered trademarks, including Rainbo, IronKids, and Earth Grains. In addition, pursuant to the License Agreement, AB has granted the Company the right to use the federally registered trademark Grant's Farm. The Company regards consumer recognition of and loyalty to its brand names and trademarks as being extremely important to its long-term success. The Company believes that its registered and common law trademarks are instrumental to its ability to create demand for and to market its products. There are currently no pending challenges to the use or registration of any of the Company's significant trademarks.

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

Employees
---------

      As of March 31, 1998, the Company employed approximately 18,000 persons, of which approximately 15,000 were based in the U.S. Approximately 60% of the Company's domestic employees are subject to approximately 200 union contracts. The Company believes its labor relations to be satisfactory.

Year 2000
---------

      Many computer systems process dates in application software and data files based upon 2 digits for the year of a transaction rather than a full 4 digits. Therefore, there systems may not be able to properly process dates in the year 2000. The Company has developed plans to address this issue and has identified its significant systems and software applications that are date sensitive for key accounting, processing, and operating systems. In the past few and upcoming years, several new information technologies have been and are being installed to achieve further productivity and cost improvements. Such systems will be year 2000 compliant. The Company believes that all systems necessary to manage the business effectively will be replaced, modified, or upgraded before the year 2000. Because of the significant system replacement and business reengineering investments currently under way, the Company believes the costs to modify current systems to be 2000 compliant will not be material to the Company's results of operations.

Item 2.     Properties.

      Domestically, the Company operates 45 manufacturing facilities in 16 states. The Company's European subsidiaries own and operate 8 bakeries in Spain and 1 refrigerated dough manufacturing plant in France. The Company's domestic bakeries operate at approximately 80% of capacity. The Company owns all of its manufacturing facilities, except for the facilities in Ft. Payne and Montgomery, Alabama and both manufacturing facilities in San Luis Obispo, California, which are subject to leases. The Ft. Payne facility is subject to two leases which expire in 2010 and 2016; both leases give the Company an option to purchase the property. The Montgomery lease expires in 2004, with an option to extend the lease to 2024 and an option to purchase the property. The leases for the San Luis Obispo facilities expire in 2000 (with an option to renew the lease for 5 more years) and 2008 and both leases give the Company an option to purchase the property. The Company also operates approximately 275 retail thrift stores and maintains approximately 490 distribution centers, the majority of which are leased. In addition, the Company owns its corporate headquarters and a research and development facility in St. Louis, Missouri, and it leases its Spanish corporate headquarters in Barcelona, Spain. The Company maintains approximately 5,455 motor vehicles used principally in the sales and distribution of its products.

      The Company's major U.S. facilities and the products produced at each are as follows:

Plants                              Products
------                              --------
Albuquerque, New Mexico             Bread & Buns
Albuquerque, New Mexico             Bagels
Atlanta, Georgia                    Bread & Buns
Carrollton, Texas                   Refrigerated Dough
Chattanooga, Tennessee              Bread & Buns
Dallas, Texas                       Bread & Buns
Denver, Colorado                    Bread & Buns
Des Moines, Iowa                    Bread & Buns
Dothan, Alabama                     Bread & Buns
El Paso, Texas                      Bread & Buns
Fresno, California                  Bread & Buns
Forest Park, Georgia                Refrigerated Dough & Toaster Pastries
Ft. Payne, Alabama                  Bread, Buns, Sweet Goods & Bagels
Harlingen, Texas                    Bread & Buns
Houston, Texas                      Bread & Buns
Huntington, West Virginia           Bread & Buns
Huntsville, Alabama                 Bread & Buns
Hutchinson, Kansas                  Bread & Buns



Johnson City, Tennessee             Bread & Buns
Knoxville, Tennessee                Buns
London, Kentucky                    Bread & Buns
Louisville, Kentucky                Bread & Buns
Lubbock, Texas                      Bread & Buns
Macon, Georgia                      Bread & Buns
Memphis, Tennessee                  Bread & Buns
Meridian, Mississippi               Bread & Buns
Mobile, Alabama                     Bread & Buns
Montgomery, Alabama                 Bread & Buns
Nashville, Tennessee                Bread & Buns
Oakland, California                 Bread, Buns & English Muffins
Oklahoma City, Oklahoma             Bread & Buns
Owensboro, Kentucky                 Bread & Buns
Paris, Texas                        Bread, Buns, Sweet Goods & Frozen Dough
Phoenix, Arizona                    Bread & Buns
Pueblo, Colorado                    Bread & Buns
Rome, Georgia                       Cookies
Sacramento, California              Bread & Buns
San Antonio, Texas                  Bread & Buns
San Luis Obispo, California(2)      Bread & Buns
Springfield, Missouri               Bread & Buns
Stockton, California                Bread, Buns & Sweet Goods
Tucson, Arizona                     Bread & Buns
Valdese, North Carolina             Bread, Buns & Sweet Goods
Wichita, Kansas                     Bread & Buns

      The Company's European facilities and the products produced at each are as follows:

Plants                              Products
------                              --------
Albergaria-a-Velha, Portugal        (under construction)
Almansa, Spain                      Bread & Buns
Antequera, Spain                    Bread & Buns
Azuqueca, Spain                     Bread
Canary Islands, Spain               Bread & Buns
Granollers, Spain                   Bread, Buns & Sweet Goods
Madrid (Las Mercedes), Spain        Bread, Buns & Sweet Goods
Lievin, France                      Refrigerated & Frozen Dough
Palma, Spain                        Bread & Buns
Solares, Spain                      Bread & Buns

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

Item 4.     Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the 1998 fiscal year.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

      BARRY H. BERACHA (age 56) presently is Chief Executive Officer and Chairman of the Board of Directors of the Company, positions he has held since September 1993. From 1976 through March, 1996, he was a Vice President and Group Executive of AB, and during that time served in various positions for various AB subsidiaries. In addition, he currently serves as a member of the board of directors of Metal Container Company (a subsidiary of AB) and The American Bottling Company (a joint venture between Cadbury Schweppes plc and The Carlyle Group), positions he has held since April 17, 1996 and May, 1998 respectively.

      JOHN W. ISELIN, JR. (age 45) presently is Executive Vice President (Domestic Baking) of the Company, a position he has held since May 1994.
From January 1994 through April 1994, he served as President and Chief Operating Officer of the Company's refrigerated dough operations. Mr. Iselin served as Executive Vice President and Chief Financial Officer for Eagle Snacks, Inc. (a subsidiary of AB) from January 1992 through December 1993.

      XAVIER ARGENTE (age 38) presently is the Company's Executive Vice President (Bimbo), a position he has held since December 1995. From June 1995 through December 1995, he was Vice General Manager of Operations. From 1990 through June 1995, he was the Commercial Director of Marketing, Sales and Distribution of Bimbo Operations.

      WILLIAM H. OPDYKE (age 54) presently is the Company's Executive Vice President (Refrigerated Dough Products), a position he has held since June 1995. He previously served as Executive Vice President--Operations of the Company from May 1994 to June 1995. From November 1993 until May 1994, Mr. Opdyke served as Executive Vice President--Corporate Quality for Eagle Snacks, Inc., and between November 1990 and November 1993 he was Executive Vice President--Sales and Marketing for Eagle Snacks, Inc.

      LARRY G. BERGNER (age 46) presently is the Vice President--Technology and Purchasing of the Company. He has held the Vice-President-Technology position since December 1995 and has held the Purchasing position since December 1997. He served as Vice President of Engineering and Management Information Systems of the Company from September 1995 until December 1995. He served as Vice President of Engineering of the Company from February 1994 until September 1995. Prior to that appointment, he served as Manager of Project Management and Construction for AB from 1984 through February 1994.

      TODD A. BROWN (age 50) presently is the Company's Vice President-- Operations (Refrigerated Dough Products), a position he has held since September 1995. From January 1995 through September 1995, Mr. Brown was the Company's Vice President of Quality & Technology. From April 1993 through December 1993 he was the Company's Vice President of Quality. He was Vice President of Quality of Metal Container Corporation (a subsidiary of AB).

      BARRY M. HORNER (age 49) presently is the Company's Vice President (Bakery Operations), a position he has held since June 1996. Mr. Horner served as Executive Vice President of Sales and Distribution of the Company's domestic baking operations from May 1994 until June 1996. From December 1993 until May 1994 he served as Executive Vice President of the Western Region, and from May 1989 to December 1993 he served as Vice President and General Manager of the Company's Earth Grains division.

      MARK H. KRIEGER (age 44) presently is the Company's Vice President and Chief Financial Officer, positions he has held since January 1994. He was Vice President of Corporate Planning from 1986 to December 1993.

      TIMOTHY J. MITCHELL (age 38) presently is the Company's Vice President-- Sales (Refrigerated Dough Products), a position he has held since March
1996. From December 1994 until March 1996 he served as Regional Vice President of Eagle Snacks, Inc., a subsidiary of AB. From January 1994 until December 1994 he served as President of Screaming Eagle, Inc., a
Chicago-based distributor of Eagle Snacks. He served as Director, Sales Administration of Eagle Snacks, Inc. from September 1982 until January 1994.

      JOSEPH M. NOELKER (age 49) presently is the Vice President, General Counsel, and Corporate Secretary of the Company, positions he has held since March 1996. Mr. Noelker served as Associate General Counsel of AB from January 1987 until March 1996.

      LARRY PEARSON (age 52) presently is the Company's Vice President-- Diversified Products, a position he has held since July 1994. He served as Vice President--Marketing of Earthgrains Baking Companies, Inc. from 1986 until 1994.

      BRYAN A. TORCIVIA (age 38) presently is the Company's Vice President-- Corporate Planning and Development, a position he has held since December 1995. He was the Company's Vice President of Corporate Planning from January 1994 until December 1995. From January 1992 to December 1993, he served as Executive Assistant to the Chief Executive Officer of the Company. Prior to that he served in the Planning and Finance Department of Metal Container Corporation (a subsidiary of AB) from 1989 to January 1992.

      RICHARD W. WITHERSPOON (age 55) presently is the Company's Chief Executive Officer-Europate, S.A., a position he has held since May, 1, 1998. Mr. Witherspoon served as the Company's Vice President--Business Development (Refrigerated Dough Products) from March 1996 to May 1998. He served as Senior Vice President of the Company's refrigerated dough operations from January 1994 to March 1996. He previously served as President of Eagle Crest Foods, Inc. from November 1992 to April 1995 and as Vice President of the Company's refrigerated dough operations from 1984 to December 1992.

      EDWARD J. WIZEMAN (age 56) presently is the Company's Vice President-- Human Resources, a position he has held since March 1996. He served as Group Vice President of Human Resources for the Company from January 1994 until March 1996. Mr. Wizeman also served as Director of Human Resources (Operations) of AB from May 1991 to December 1993 and as Director of Human Resources of Metal Container Corporation (a subsidiary of AB) from 1986 to May 1991.

Other Significant Officers

      VIRGIL REHKEMPER (age 39) presently is Vice President and Controller of the Company, a position he has held since April 1997. Prior to that he served as Controller of the Company from April 1995 until 1997 and from 1990 to March 1995 he was Manager, Financial and Operational Audit of AB.

      MICHAEL SALAMONE (age 39) presently is Vice President and Treasurer of the Company, a position he has held since September 1996. From 1991 until 1993 he served as Assistant Treasurer of Pet Incorporated and as Vice President and Treasurer from 1993 until 1995. Prior to that, he held several positions in Corporate Finance at AB from 1983 until 1991.

                                    PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

      The information required by this Item is hereby incorporated by reference to page 36 of the Company's Annual Report to Shareholders for fiscal year 1998.

Item 6.     Selected Financial Data

      The information required by this Item is hereby incorporated by reference to pages 38-39 of the Company's Annual Report to Shareholders for fiscal year 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

      The information required by this Item is hereby incorporated by reference to pages 18-21 of the Company's Annual Report to Shareholders for fiscal year 1998.

Item 8.     Financial Statements and Supplementary Data

      The information required by this Item is hereby incorporated by reference to pages 22-36 of the Company's Annual Report to Shareholders for fiscal year 1998.

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

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant

      The information required by this Item with respect to Directors is hereby incorporated by reference to pages 3, 4, and 17 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 17, 1998. The information required by this Item with respect to Executive Officers is presented in this Form 10-K immediately following the response to Item 4.

Item 11.    Executive Compensation

      The information required by this Item is hereby incorporated by reference from page 5 and pages 8 through 16 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 17, 1998.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is hereby incorporated by reference from pages 2 and 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 17, 1998.

Item 13.    Certain Relationships and Related Transactions

      There are no reportable relationships or related transactions under
Item 13.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

      1.    Financial Statements:<F*>                                                               Page
                                                                                                    ----
            Consolidated Balance Sheets as of March 31, 1998 and March 25, 1997                      22<F*>

            Consolidated Statements of Earnings for the year ended March 31, 1998; the year ended March 25, 1997; the twelve weeks ended March 26, 1996; and the
            year ended January 2, 1996                                                               23<F*>

            Consolidated Statements of Cash Flows for the year ended March 31, 1998; the year ended March 25, 1997; the twelve weeks ended March 26, 1996; and the
            year ended January 2, 1996                                                               24<F*>

            Consolidated Statements of Shareholders' Equity for the year ended March 31,
            1998; the year ended March 25, 1997; the twelve weeks ended March 26, 1996;
            and the year ended January 2, 1996                                                       25<F*>

            Notes to Consolidated Financial Statements                                               26-37<F*>

            Report of Independent Accountants                                                        37<F*>

<F*>    Incorporated herein by reference from the indicated pages of the Annual
        Report to Shareholders for fiscal 1998.

      2.    Financial Statement Schedules

            Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

      3.    Exhibits

      3.1   --    Amended and Restated Certificate of Incorporation of The
                  Earthgrains Company (dated February 26, 1996) (incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended March 25, 1997).

      3.2   --    By-Laws of The Earthgrains Company (amended and restated as of February 22, 1996) (incorporated by reference to Exhibit
                  3.2 to Form 10-K for the fiscal year ended March 25, 1997).

      4.1   --    Form of Rights Agreement dated as of February 22, 1996
                  between the Company and Boatmen's Trust Company, as Rights
                  Agent (incorporated by reference to Exhibit 4.1 to Form
                  10-K for the fiscal year ended March 25, 1997).

      10.1  --    The Earthgrains Company 1996 Stock Incentive Plan (As
                  Amended April 11, 1996, March 21, 1997, and May 30, 1997;
                  Restated to reflect a 2-for-1 Stock Split on July 28,
                  1997).<F*>

      10.2  --    The Earthgrains Company Amended and Restated Non-Employee
                  Director Stock Plan (As amended and restated effective
                  March 21, 1997) (incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended March 25, 1997).<F*>

      10.3  --    Amendment No. 1 to The Earthgrains Company Employee Stock
                  Ownership Plan dated June 30, 1996 (amendment no. 1 also restated the Plan) (incorporated by reference to Exhibit
                  10.3 to Form 10-K for the fiscal year ended March 25,
                  1997).

      10.4  --    Amendment No. 2 to The Earthgrains Company Employee Stock
                  Ownership/401(k) Plan dated July 1, 1996.

      10.5  --    The Earthgrains Company Employee Stock Ownership/401(k)
                  Plan Trust Agreement (Dated July 1, 1996) (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended March 25, 1997).

      10.6  --    The Earthgrains Company Exceptional Performance Plan
                  (Effective as of March 26, 1997) (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended
                  March 25, 1997).<F*>

      10.7  --    The Earthgrains Company Excess Benefit Plan (Effective
                  October 1, 1993) (incorporated by reference to Exhibit 10.6 to Form 10 filed February 28, 1996).<F*>

      10.8  --    The Earthgrains Company Supplemental Executive Retirement
                  Plan (Effective April 1, 1996) (incorporated by reference to Exhibit 10.7 to Form 10 filed February 28, 1996).<F*>

      10.9  --    The Earthgrains Company 401(k) Restoration Plan (Effective
                  April 1, 1996) (incorporated by reference to Exhibit 10.8 to Form 10 filed February 28, 1996).<F*>

      10.10 -- The Earthgrains Company Executive Deferred Compensation Plan (Effective March 27, 1996) (incorporated by reference to Exhibit 10.9 to Form 10 filed February 28, 1996).<F*>

      10.11 -- License Agreement with Anheuser-Busch Companies, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 26, 1996).

      10.12 -- Second Amended and Restated Credit Agreement (Effective as of October 3, 1997) among the Registrant, the Bank of America National Trust and Savings Association, as Administrative Agent and Letter of Credit Issuing Lender, and the other financial institutions party thereto.

      10.13 -- Employment Agreement between the Company and Barry H. Beracha (incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended March 25, 1997).<F*>

      10.14 -- Form of Employment Agreement between the Company and Messrs. Opdyke, Iselin, and Horner (incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended March 25, 1997).<F*>

      10.15 -- Senior Executive Agreement between the Company and Mr. Argente (Dated October 23, 1996)(incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended March 25, 1997).<F*>

      13.   --    Pages 18 through 39 of the Company's Annual Report to
                  Shareholders, a copy of which is furnished for the information of the Commission. Portions of the Annual
                  Report not incorporated herein by reference are not deemed
                  "filed" with the Commission.

      21.   --    Subsidiaries of the Company.

      23.   --    Consent of independent accountants.

      27.   --    Financial Data Schedules.

[FN]
---------------------

   <F*>  Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(a)(3) of Form 10-K.

(b)   Reports on Form 8-K

There were no reports filed on Form 8-K during the fourth quarter of fiscal year 1998.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THE EARTHGRAINS COMPANY

                                          (Registrant)


                                          By:         BARRY H. BERACHA
                                             ----------------------------------
                                                      Barry H. Beracha
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date:  June 22, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                                      Title                                  Date
              ---------                                      -----                                  ----
          BARRY H. BERACHA                            Chairman of the Board,                    June 22, 1998
---------------------------------------                 Chief Executive
         (Barry H. Beracha)                             Officer, and Director
                                                        (Principal Executive
                                                        Officer)

           MARK H. KRIEGER                            Vice President and Chief                  June 22, 1998
---------------------------------------                 Financial Officer
          (Mark H. Krieger)                             (Principal Financial
                                                        Officer)

          VIRGIL REHKEMPER                            Vice President and                        June 22, 1998
---------------------------------------                 Controller (Principal
         (Virgil Rehkemper)                             Accounting Officer)


           J. JOE ADORJAN                             Director                                  June 22, 1998
---------------------------------------
          (J. Joe Adorjan)


          PETER F. BENOIST                            Director                                  June 22, 1998
---------------------------------------
         (Peter F. Benoist)


           MAXINE K. CLARK                            Director                                  June 22, 1998
---------------------------------------
          (Maxine K. Clark)


           JAIME IGLESIAS                             Director                                  June 22, 1998
---------------------------------------
          (Jaime Iglesias)


           JERRY E. RITTER                            Director                                  June 22, 1998
---------------------------------------
          (Jerry E. Ritter)


         WILLIAM E. STEVENS                           Director                                  June 22, 1998
---------------------------------------
        (William E. Stevens)



                                    11
