Form 10-Q
period 1998-06-23
EARTHGRAINS CO /DE/
filed 1998-08-07
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                       Quarterly Report Under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

                          For the Quarter Ended June 23, 1998

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

       $.01 Par Value Common Stock - 21,465,280 shares as of July 15, 1998



                            THE EARTHGRAINS COMPANY

                                    Index


                                                                  Page No.

Part I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets                       2

         Condensed Consolidated Statements of Earnings               3

         Condensed Consolidated Statements of Cash Flows             4

         Notes to Condensed Consolidated Financial Statements        5

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                   7

Part II. OTHER INFORMATION

         Other Information                                           9

         Exhibits and Reports on Form 8-K                            9



                                                     THE EARTHGRAINS COMPANY
                                                Condensed Consolidated Balance Sheets
                                                             (In millions)
                                                              (Unaudited)
                                                                         June 23,         March 31,
                                                                           1998              1998
                                                                        ---------         ---------
Assets:
Current assets:
     Cash and cash equivalents                                          $   45.4          $   43.7
     Accounts receivable, net of allowance for
        doubtful accounts of $6.5 and $6.2, respectively                   161.0             156.5
     Inventories                                                            71.5              68.9
     Deferred income taxes and other                                        57.0              57.2
                                                                        --------          --------
                  Total current assets                                     334.9             326.3
Other assets                                                                33.8              35.0
Goodwill, net                                                              308.6             311.0
Plant and equipment, net                                                   719.3             722.0
                                                                        --------          --------
                  Total assets                                          $1,396.6          $1,394.3
                                                                        ========          ========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                   $   112.2         $   132.1
     Accrued salaries, wages and benefits                                    54.1              56.5
     Accrual for restructuring and consolidation                              4.4               6.1
     Other current liabilities                                               45.3              39.3
                                                                        ---------         ---------
                  Total current liabilities                                 216.0             234.0

Postretirement benefits                                                     115.4             115.3
Long-term debt                                                              271.3             266.7
Deferred income taxes                                                       100.8              99.5
Other noncurrent liabilities                                                 75.2              72.2
Commitments and contingencies                                                  --                --
Shareholders' equity
     Common stock                                                             0.2               0.2
     Additional paid-in capital                                             609.6             608.1
     Retained earnings                                                       56.9              47.1
     Unearned ESOP shares                                                   (13.8)            (14.1)
     Treasury stock                                                         (10.5)             (7.0)
     Unearned portion of restricted stock                                    (3.1)             (3.3)
     Cumulative translation adjustment                                      (21.4)            (24.4)
                                                                        ---------         ---------
       Shareholders' equity                                                 617.9             606.6
                                                                        ---------         ---------
         Total liabilities and shareholders' equity                      $1,396.6          $1,394.3
                                                                        =========         =========

                      See accompanying Notes to Condensed Consolidated Financial Statements.


                                                 THE EARTHGRAINS COMPANY
                                      Condensed Consolidated Statements of Earnings
                                            (In millions except per share data)
                                                       (Unaudited)


                                                                                     For the 12-week
                                                                                       period ended
                                                                                  ---------------------


                                                                                   June 23,     June 17,
                                                                                     1998        1997
                                                                                  ---------   ----------
Net sales                                                                          $ 433.0     $ 377.4
Cost of products sold                                                                244.1       214.7
                                                                                   -------     -------

Gross profit                                                                         188.9       162.7
Marketing, distribution and administrative expenses                                  168.8       149.4
                                                                                   -------     -------
Operating income                                                                      20.1        13.3
Other income and expenses:
     Interest expense                                                                 (4.3)       (1.5)
     Other (expense) income, net                                                       2.4        (0.2)
                                                                                   -------     -------
Income before income taxes                                                            18.2        11.6
Provision for income taxes                                                             7.3         4.7
                                                                                   -------     -------

Net income                                                                          $ 10.9       $ 6.9
                                                                                   =======     =======
Earnings per share: (a)
  Basic
       Net earnings                                                                 $ 0.54      $ 0.34
                                                                                   =======     =======
       Weighted average shares
       outstanding                                                                    20.3        20.3
                                                                                   =======     =======

  Diluted
       Net earnings                                                                 $ 0.51      $ 0.33
                                                                                   =======     =======
       Weighted average shares
       outstanding                                                                    21.3        20.9
                                                                                   =======     =======




(a)  Prior-year shares and per-share amounts have been restated to reflect the two-for-one stock split effective July 28, 1997.

                          See accompanying Notes to Condensed Consolidated Financial Statements.


                                                THE EARTHGRAINS COMPANY
                                    Condensed Consolidated Statements of Cash Flows
                                           (In millions except per share data)
                                                       (Unaudited)


                                                                                     For the 12-week
                                                                                       period ended
                                                                                  ---------------------


                                                                                   June 23,     June 17,
                                                                                     1998        1997
                                                                                  ---------   ----------
Cash flow from operating activities:
     Net income                                                                    $ 10.9      $ 6.9
     Adjustments to reconcile earnings to net cash flow
       provided by operations:
         Depreciation and amortization                                               21.3       18.3
         Deferred income taxes                                                        1.3       (1.9)
    (Gain) on disposal of fixed assets                                               (3.5)      (0.2)
    Changes in noncash working capital                                              (21.1)     (18.2)
    Other, net                                                                        4.7       (2.1)
                                                                                   ------     ------
          Net cash flow from operations                                              13.6        2.8
Cash flows from investing activities:
    Capital expenditures                                                            (17.8)      (7.5)
    Other, net                                                                        5.9        2.5
                                                                                   ------     ------
          Net cash used by investing activities                                     (11.9)      (5.0)
Cash flows from financing activities:
    Proceeds from (payments on) borrowings, net                                       4.6        5.7
    Dividends to shareholders                                                        (1.1)      (0.5)
                                                                                   ------     ------
    Purchases of treasury stock                                                      (3.5)        --
Net cash provided by financing activities                                              --        5.2
                                                                                   ------     ------
Net increase in cash and cash equivalents                                             1.7        3.0
Cash and cash equivalents, beginning of period                                       43.7       43.1
                                                                                   ------     ------
Cash and cash equivalents, end of period                                           $ 45.4     $ 46.1
                                                                                   ======     ======


                    See accompanying Notes to Condensed Consolidated Financial Statements.


Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------

Note 1 - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial statements pursuant to the applicable SEC rules and guidelines pertaining to interim financial information. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 31, 1998.

Note 2 - Inventories are carried at the lower of cost or market. Cost is determined under the first-in, first-out method.

Total inventories consisted of the following:
                                               June 23,        March 31,
                                                1998             1998
                                               --------        ---------

              Raw materials                    $  55.7         $   53.5
              Finished goods                      15.8             15.4
                                               --------        ---------
                                               $  71.5         $   68.9
                                               =======         ========

Note 3 - Earnings per share for the quarters ended June 23, 1998 and June 17, 1997 are based on the weighted average number of shares of Earthgrains common stock outstanding for the periods presented. The difference in the weighted average shares outstanding used in the basic and dilutive earnings per share calculations represents the assumed conversion of stock options. Prior-year shares and per-share amounts have been restated to reflect the two-for-one stock split effective July 28, 1997.

Note 4 - On May 26, 1998, the Earthgrains Board of Directors declared a two-for-one stock split for shareholders of record as of July 10, 1998. The split was effective July 20, 1998.

Note 5 - On June 12, 1998, Earthgrains announced that it had signed a letter of intent with Interstate Bakeries Corporation to exchange assets of Earthgrains' My Bread Baking Co. in New Bedford, Mass., for those of IBC's Holsum Bakery in Grand Junction, Colo., plus a cash payment from IBC.

On June 29, 1998, the Company announced it had entered into an agreement to buy two divisions of Southern Bakeries, Inc. - Palmetto Baking Co. of Orangeburg, S.C., and Tatum Bakeries of Birmingham, Ala.

Both transactions are subject to regulatory review.

Note 6 - Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that noncash changes in shareholders equity be combined with net income and reported as "comprehensive income." The Company has elected to report comprehensive income in its Statement of Shareholders' Equity. Adoption of SFAS 130 had no impact on the results of the Company's operations. For the quarters ended June 23, 1998 and June 17, 1997, comprehensive income was $13.9 million and $7.0 million, respectively.

Note 7 - In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS133). The Standard requires all derivative financial instruments to be reflected on an entity's balance sheet at fair value, with periodic changes in fair value recognized in either earnings or equity, depending on the nature of the exposure being hedged.

The adoption of SFAS 133 requires that the Company record a cumulative-effect type adjustment to recognize the fair value of its derivative portfolio on the balance sheet. This adjustment is to be recorded as a cumulative-effect type adjustment to either earnings or other comprehensive income depending on the hedged item. For fair value hedges, SFAS 133 also requires that the carrying amount of the derivatives' underlying exposure be adjusted to fair value with the impact recorded to earnings. As the Company uses only derivative instruments that are highly correlated to the underlying exposure, the Company anticipates that the initial adoption of SFAS 133 will not have a material impact on its financial position or results of operations.

SFAS 133 is required to be adopted by the Company not later than April 2000. Early adoption of the Standard is permitted. The Company has not yet made a determination as to when SFAS 133 will be adopted.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the 12-week period ended June 23, 1998 compared to the 12-week period ended June 17, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1998 included in the Company's Annual Report to Shareholders.

RESULTS OF OPERATIONS
---------------------

Net sales for the 12-week period ended June 23, 1998, increased to $433.0 million from $377.4 million reported for the comparable prior-year period, substantially from sales attributable to the CooperSmith acquisition. Increased volume and favorable product mix shift in the refrigerated dough business also contributed to the increase in sales for the quarter. International sales decreased from the prior year due to a $4.0 million unfavorable foreign exchange rate impact and slightly lower sales in Spain.

Gross margins increased in the current period to 43.6% from 43.1% in the year-ago period. The margin improvements can be attributed to further improvement in operating efficiencies and the continued effect of lower manufacturing costs and favorable product mix shift.

Marketing, distribution and administrative expenses decreased to 39.0% from 39.6% in the year-ago quarter on a percentage-of-sales basis. This decrease can primarily be attributed to consolidation of selling, distribution and administrative expenses through integration of the CooperSmith business and lower advertising expenditures than in the prior-year period.

The increase in other income is related to a gain on the sale of property reflected in the current period from a previously discontinued business.

The effective income tax rate is consistent with that of the prior year and reflects the impact of nondeductible goodwill amortization relative to the respective earnings level.

Net earnings for the 12-week period were $10.9 million or $0.51 per diluted share, compared to $6.9 million, or $0.33 per diluted share in the prior year's
comparable period.   The significant improvement in earnings is reflective of
continued benefits and efficiencies achieved from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary source of liquidity continues to be cash flow from operations. Cash flows from operations for the current period increased by $10.8 million from the year-ago period primarily as a result of the increased earnings. Net working capital, excluding cash and cash equivalents, was $73.5 million at June 23, 1998 compared to $48.6 million at March 31, 1998. The increase can be primarily attributed to the timing of disbursements at each period end and seasonality of the business.

During the current quarter, $17.8 million was invested in capital expenditures, with spending for the fiscal year planned for a level of $80-90 million. Additionally, 81,800 shares were repurchased for the treasury at a cost of $3.5 million. The Company's primary routine cash requirements will consist of funding capital expenditures, interest payments pursuant to the credit facility and dividends to shareholders.

Cash provided by operations and borrowings available under the $450 million credit facility should continue to provide the necessary funding for ongoing cash requirements.

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

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security-Holders. At the Annual Meeting of Shareholders of the company held July 17, 1998, the following matters were voted upon:

         1. Election of J. Joe Adorjan and Jerry E. Ritter to serve as Directors of the company for a term of three years expiring in 2001.

                                      For      Withheld      Non-Votes
             J. Joe Adorjan       18,204,879    118,605           0
                                  ----------    -------      --------
             Jerry E. Ritter      18,198,579    124,905           0
                                  ----------    -------      --------

         2. Approval of an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 150,000,000.

             For         12,938,425
                         ----------
             Against      5,350,803
                         ----------
             Abstain         34,256
                         ----------
             Non-Votes            0
                         ----------

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

                                             THE EARTHGRAINS COMPANY
                                             (Registrant)


Date:  August 6, 1998                        By:  Mark H. Krieger

                                             /s/ MARK H. KRIEGER
                                             --------------------
                                             Mark H. Krieger
                                             Vice President and Chief
                                             Financial Officer