Form 10-Q
period 1998-09-15
EARTHGRAINS CO /DE/
filed 1998-10-30
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 15, 1998

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

     $.01 Par Value Common Stock - 42,984,032 shares as of October 13, 1998

                             THE EARTHGRAINS COMPANY

                                      Index


                                                                   Page No.
                                                                   --------

Part I.  FINANCIAL INFORMATION

       Condensed Consolidated Balance Sheets                           2

       Condensed Consolidated Statements of Earnings                   3

       Condensed Consolidated Statements of Cash Flows                 4

       Notes to Condensed Consolidated Financial Statements            5

       Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                       7

Part II.  OTHER INFORMATION

       Other Information                                              10

       Exhibits and Reports on Form 8-K                               10

                             THE EARTHGRAINS COMPANY
                      Condensed Consolidated Balance Sheets
                                  (In millions)
                                   (Unaudited)
                                                                            September 15,       March 31,
                                                                                 1998             1998
                                                                            -------------       ---------
Assets
Current assets:
    Cash and cash equivalents                                                $    48.9           $     43.7
    Accounts receivable, net of allowance for
      doubtful accounts of $6.6 and $6.2, respectively                           172.0                156.5
    Inventories                                                                   75.9                 68.9
    Deferred income taxes and other                                               63.2                 57.2
                                                                             ---------           ----------
               Total current assets                                              360.0                326.3
    Other assets                                                                  37.4                 35.0
    Goodwill, net                                                                344.7                311.0
    Plant and equipment, net                                                     745.1                722.0
                                                                             ---------           ----------
               Total assets                                                  $ 1,487.2           $  1,394.3
                                                                             ---------           ----------
                                                                             ---------           ----------

    Liabilities and Shareholders' Equity
    Current liabilities:
         Accounts payable                                                    $   121.8           $    132.1
         Accrued salaries, wages and benefits                                     51.5                 56.5
         Accrual for restructuring and consolidation                               9.6                  6.1
         Other current liabilities                                                48.8                 39.3
                                                                             ---------           ----------
               Total current liabilities                                         231.7                234.0

    Postretirement benefits                                                      114.8                115.3
    Long-term debt                                                               339.0                266.7
    Deferred income taxes                                                         97.1                 99.5
    Other noncurrent liabilities                                                  76.4                 72.2
    Commitments and contingencies                                                   --                   --
    Shareholders' equity
         Common stock                                                              0.4                  0.2
         Additional paid-in capital                                              610.9                608.1
         Retained earnings                                                        65.2                 47.1
         Unearned ESOP shares                                                    (13.5)               (14.1)
         Treasury stock                                                          (10.5)                (7.0)
         Unearned portion of restricted stock                                     (2.9)                (3.3)
         Cumulative translation adjustment                                       (21.4)               (24.4)
                                                                             ----------          -----------
            Shareholders' equity                                                 628.2                606.6
                                                                             ----------          -----------
               Total liabilities and shareholders' equity                    $ 1,487.2           $  1,394.3
                                                                             ----------          -----------
                                                                             ----------          -----------

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                      THE EARTHGRAINS COMPANY
                                            Condensed Consolidated Statements of Earnings
                                                 (In millions except per share data)
                                                             (Unaudited)

                                                                              For the 12-week              For the 24-week period
                                                                               period ended                         ended
                                                                        ----------------------------    ----------------------------
                                                                        September 15,   September 9,    September 15,   September 9,
                                                                            1998            1997            1998            1997
                                                                            ----            ----            ----            ----
Net sales                                                                 $442.4          $382.5          $875.4          $759.9
Cost of products sold                                                      250.0           218.5           494.1           433.2
                                                                           -----           -----           -----           -----

Gross profit                                                               192.4           164.0           381.3           326.7
Marketing, distribution and administrative expenses                        166.9           147.9           335.7           297.3
Provision for restructuring and consolidation                                5.8               -             5.8               -
                                                                           -----           -----           -----           -----
Operating income                                                            19.7            16.1            39.8            29.4
Other income and expenses:
   Interest expense                                                         (4.5)           (1.5)           (8.8)           (3.0)
   Other income (expense), net                                               1.6             0.8             4.0             0.6
                                                                           -----           -----           -----           -----
Income before income taxes                                                  16.8            15.4            35.0            27.0
Provision for income taxes                                                   6.8             6.1            14.1            10.8
                                                                           -----           -----           -----           -----

Net income                                                                 $10.0          $  9.3           $20.9           $16.2
                                                                           -----           -----           -----           -----
                                                                           -----           -----           -----           -----

Earnings per share: (a)
   Basic
      Net earnings                                                          $0.25           $0.23           $0.51           $0.40
                                                                            -----           -----           -----           -----
                                                                            -----           -----           -----           -----
      Weighted average shares outstanding                                   40.6            40.6            40.6            40.6
                                                                            -----           -----           -----           -----
                                                                            -----           -----           -----           -----

   Diluted
      Net earnings                                                          $0.23           $0.22           $0.49           $0.38
                                                                            -----           -----           -----           -----
                                                                            -----           -----           -----           -----
      Weighted average shares outstanding                                   42.8            42.6            42.7            42.4
                                                                            -----           -----           -----           -----
                                                                            -----           -----           -----           -----

(a)  Prior-year shares and per-share amounts have been restated to reflect the two-for-one stock split effective July 20,
1998.

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                                           3

                                                      THE EARTHGRAINS COMPANY
                                          Condensed Consolidated Statements of Cash Flows
                                                (In millions except per share data)
                                                            (Unaudited)

                                                                                       For the 24-week
                                                                                        period ended
                                                                                -----------------------------
                                                                                September 15,    September 9,
                                                                                    1998             1997
                                                                                -------------    ------------
Cash flow from operating activities:
    Net income                                                                   $  20.9          $  16.2
    Adjustments to reconcile earnings to net cash flow
     provided by operations:
        Depreciation and amortization                                               43.4             37.3
        Deferred income taxes                                                       (2.4)             1.5
        Provision for restructuring and consolidation                                5.8               --
    (Gain) on disposal of fixed assets                                              (4.2)            (0.6)
    Changes in noncash working capital, net of effect of
     acquisitions                                                                  (31.0)            (8.2)
    Other, net                                                                       5.8             (4.3)
                                                                                 -------          -------
        Net cash flow from operations                                               38.3             41.9
                                                                                 -------          -------
Cash flows from investing activities:
    Capital expenditures                                                           (33.7)           (21.8)
    Acquisitions, net of cash acquired                                             (71.8)              --
    Other, net                                                                       7.9             (0.1)
                                                                                 -------          -------
        Net cash used by investing activities                                      (97.6)           (21.9)
                                                                                 -------          -------
Cash flows from financing activities:
    Proceeds from (payments on) borrowings, net                                     70.8            (14.9)
    Dividends to shareholders                                                       (2.8)            (1.6)
    Purchases of treasury stock                                                     (3.5)              --
                                                                                 -------          -------
        Net cash provided by (used by) financing activities                         64.5            (16.5)
                                                                                 -------          -------
Net increase in cash and cash equivalents                                            5.2              3.5
Cash and cash equivalents, beginning of period                                      43.7             43.1
                                                                                 -------          -------
Cash and cash equivalents, end of period                                         $  48.9          $  46.6
                                                                                 -------          -------
                                                                                 -------          -------

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------

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

         Total inventories consisted of the following:

                                                                  September 15,           March 31,
                                                                      1998                  1998
                                                                  -------------           ---------
                                      Raw materials                $      58.0            $    53.5
                                      Finished goods                      17.9                 15.4
                                                                   -----------            ---------

                                                                   $      75.9            $    68.9
                                                                   -----------            ---------
                                                                   -----------            ---------

Note 3 - Earnings per share are based on the weighted average number of shares of Earthgrains common stock outstanding for the periods presented. The difference in the weighted average shares outstanding used in the basic and dilutive earnings per share calculations represents the assumed conversion of stock options. A two-for-one stock split declared by the Earthgrains Board of Directors was effective July 20, 1998. Prior-year shares and per-share amounts have been restated to reflect the split.

Note 4 - On August 3, 1998, the Company acquired the assets of Chevalier-Servant, S.A., a French producer of refrigerated and frozen dough. Chevalier-Servant will operate as a division combined with the Company's French-based refrigerated dough producer, Europate, S.A., to compete across Europe in the canned, rolled and frozen dough product categories.

         Effective August 18, 1998, the Company completed the transaction to acquire the assets of two divisions of Southern Bakeries, Inc. - Palmetto Baking Co. of Orangeburg, S.C., and Tatum Bakeries of Birmingham, Ala. Palmetto produces Sunbeam and Country Hearth brand bread, buns and rolls in South Carolina and Eastern Georgia. Tatum produces specialty rolls for sale to other wholesale bakers.

         During this quarter, the Company also entered into a multiyear agreement to supply store-brand fresh bread and bakery products to Kroger Food Stores in Texas and Louisiana.

         All three transactions were funded through the existing credit facility and will be accounted for using the purchase method. Accordingly, the results of operations, which did not have a material effect during the current quarter, are reflected in the consolidated statement of earnings from the date of acquisition.

Note 5 - Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that noncash changes in shareholders equity be combined with net income and reported as "comprehensive income." The Company has elected to report comprehensive income in its Statement of Shareholders' Equity. Adoption of SFAS 130 had no impact on the results of the Company's operations. For the 12- and 24-week periods ended September 15, 1998 and September 9, 1997, comprehensive income was $10.0 million and $23.9 million, and ($0.8) million and $6.2 million, respectively.

Note 6 - Subsequent Events

     Effective October 5, 1998, Earthgrains completed the transaction with Interstate Bakeries Corporation to exchange assets of Earthgrains' My Bread Baking Co. in New Bedford, Mass., for those of IBC's Holsum Bakery in Grand Junction, Colo., plus a cash payment from IBC. In conjunction with this transaction, the Company announced plans to close its Pueblo, Colorado, bakery within six months and transfer production to its Denver bakery.

     Additionally, on September 21, 1998, the Company entered into a multiyear agreement to supply store-brand fresh bread, buns and rolls to Lucky Stores, Inc., in northern California. Earthgrains will service this contract through its existing bakeries in Oakland and Sacramento.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the 12- and 24-week periods ended September 15, 1998 compared to the 12- and 24-week periods ended September 9, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 31, 1998 included in the Company's Annual Report to Shareholders.

RESULTS OF OPERATIONS

Net sales for the 12-week period ended September 15, 1998, increased to $442.4 million from $382.5 million reported for the comparable prior-year period, substantially from sales attributable to acquisitions, most notably CooperSmith. Net sales for the 24-week period ended September 15, 1998 were $875.4 million, up from $759.9 million reported a year ago. Increased volume and favorable product mix shift in the domestic refrigerated dough business also continued to contribute to the increase in sales for the quarter and year to date. International sales decreased from the prior year primarily due to a $5.7 million unfavorable foreign exchange rate impact year to date.

Gross margins increased to 43.5% in the current 12-week period from 42.9% a year ago and to 43.6% from 43.0% year to date. The margin improvements can be attributed to improvement in operating efficiencies through enhanced capacity utilization and the continued effect of lower manufacturing costs and favorable product mix shift.

On a percentage-of-sales basis, marketing, distribution and administrative expenses decreased to 37.7% from 38.7% in the year-ago quarter and to 38.3% from 39.1% on a year-to-date comparison. This decrease can primarily be attributed to consolidation of selling, distribution and administrative expenses through integration of the CooperSmith business and lower advertising expenditures for couponing activity.

The $5.8 million pre-tax restructuring charge recorded in the current quarter was for costs to close the Macon, Georgia and Montgomery, Alabama bakeries, and for severance costs related to the creation of a Financial Shared Services Center in St. Louis. An additional charge will be reflected in the third quarter as a result of the recently announced plans to close the Pueblo, Colorado bakery. The company will continue to review its operations both domestically and internationally to further improve efficiencies and in conjunction with integrating acquisitions.

The increase in other income is related substantially to the first quarter gain on the sale of property.

The effective income tax rate is consistent with that of the prior year and reflects the impact of nondeductible goodwill amortization relative to the respective earnings level.

Net earnings for the 12-week period were $10.0 million or $0.23 per diluted share, compared to $9.3 million, or $0.22 per diluted share in the prior year's
comparable period.   Year-to-date earnings were $20.9 million or $0.49 per
diluted share compared to $16.2 million or $0.38 per diluted share in fiscal 1998. The improvement in earnings is reflective of continued benefits and efficiencies achieved from the factors discussed above partially offset by the restructuring charge taken in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity continues to be cash flow from operations. Cash flows from operations for the year-to-date period decreased by $3.6 million from the year-ago period primarily as a result of increased working capital. Net working capital, excluding cash and cash equivalents, was $79.4 million at September 15, 1998 compared to $48.6 million at March 31, 1998. The increase can be primarily attributed to the timing of disbursements at each period end and seasonality of the business.

$33.7 million has been invested in capital expenditures to date, with spending for the fiscal year planned for a level of $80-90 million. No additional share repurchases were made in the current quarter. 81,800 shares have been repurchased for the treasury to date during fiscal 1999 at a cost of $3.5 million. The increase in long-term debt is a result of the acquisitions made in the current quarter. The Company's primary routine cash requirements will consist of funding capital expenditures, interest payments pursuant to the credit facility and dividends to shareholders.

Cash provided by operations and borrowings available under the $450 million credit facility should continue to provide the necessary funding for ongoing cash requirements.

YEAR 2000

Many computer systems process dates in application software and data files based upon two digits for the year of a transaction rather than a full four digits.
As a result, these systems may not be able to properly process dates in the year 2000. Consequently, businesses and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations, including among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in other business activities.

In 1994, in order to improve access to business information through integrated systems across the company, and accordingly gain efficiencies and cost improvements, Earthgrains embarked on a company-wide systems integration project using SAP software. Additionally, in the past two years, the Company has purchased a new mainframe computer to increase capacity in support of its acquisition growth strategy and has replaced all handheld computers, upgrading to the latest technology to enhance route distribution efficiency. These new components, which comprise the majority of the Company's core business computer systems, are Year 2000 compliant.

The Company is also in the process of executing a plan to address the Year 2000 issue with the objective to have all of its significant business systems and software applications that are date-sensitive, including those related to facilities and manufacturing activities, operating effectively before January 1, 2000. A project team is in place and is directing or supervising the Company's activity regarding this issue, monitoring progress of the effort and reporting such findings regularly to management and the Board of Directors.

The project is structured into three major categories - - - Internal Information Systems, Property, Plant and Equipment and Operating Systems, and Third Party Suppliers and Trading Partners. The phases of the project common to each of the categories are: (1) establishing an inventory of Year 2000 effected items;

(2) assessing the risk of these identified items; (3) assessing the compliance of items considered to have a potential for material impact; (4) remediating material items determined not to be in compliance; (5) testing such material items; and (6) formulating contingency and business continuation plans for any areas as deemed necessary.

Inventory, assessment, and remediation of internal information systems began in 1997. Our goal is to have all critical systems remediated by December 1998 and tested by mid-1999. The majority of property, plant and equipment systems have been inventoried and assessed and virtually all remediation is scheduled to be completed by May 1999, with testing to be completed by June 1999. The Company is in the process of communicating with Third Party Suppliers and Trading Partners to coordinate Year 2000 conversion and to obtain assurances that their systems are Year 2000 compliant. The majority of the costs of these efforts are attributable to the purchase of new systems and hardware as a part of the company-wide business systems improvement program previously mentioned and are being capitalized. This improvement program is proceeding as planned in support of the Company's on-going business strategy. Incremental project costs associated with Year 2000 compliance will be expensed or capitalized where appropriate as incurred and are expected to total approximately $5 million, based on current estimates. Such costs are not anticipated to be material to the Company's financial position or results of operations.

Contingency plans are being developed, as considered necessary, for each of the three project categories with completion targeted for July 1999. Such plans will be reviewed and updated throughout 1999.

Although the Company believes that the cost of Year 2000 modification efforts for internal-use software and systems are not material, due to the inherent uncertainties surrounding Year 2000 compliance issues, there can be no assurances that Year 2000 failures or implications, including litigation, will not have a material adverse effect on the Company's business, operating results or financial position, particularly in the event any significant third parties cannot in a timely manner provide the Company with products, services or systems that meet Year 2000 requirements. The Year 2000 project is designed to reduce risks surrounding Year 2000 issues and, coupled with the ongoing business systems improvement effort, the possibility of significant interruptions of routine business operations should be reduced.

The conclusions and estimates in this Year 2000 information include forward-looking statements and are based upon management's current best estimates of future events. Risks to achieving this plan include the availability of resources, the ability to discover and correct the potential Year 2000 sensitive problems and the ability of suppliers and trading partners to bring their systems into Year 2000 compliance.

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

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security-Holders. No matters were submitted to a vote of security holders.

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


October 29, 1998                        By:  Mark H. Krieger


                                        /s/ MARK H. KRIEGER
                                        ------------------------
                                        Mark H. Krieger
                                        Vice President and Chief
                                        Financial Officer