Form 10-Q
period 1999-01-05
EARTHGRAINS CO /DE/
filed 1999-02-18
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended January 5, 1999

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

  $.01 Par Value Common Stock - 42,887,103 shares as of February 2, 1999

                             THE EARTHGRAINS COMPANY

                                      Index


                                                              Page No.
                                                              --------

Part I.   FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets                   2

          Condensed Consolidated Statements of Earnings           3

          Condensed Consolidated Statements of Cash Flows         5

          Notes to Condensed Consolidated Financial
          Statements                                              6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     8

Part II.  OTHER INFORMATION

          Other Information                                       12

          Exhibits and Reports on Form 8-K                        14

                             THE EARTHGRAINS COMPANY
                      Condensed Consolidated Balance Sheets
                                 (In millions)
                                  (Unaudited)
                                                      January 5,     March 31,
                                                         1999          1998
                                                      ----------     ---------
 Assets
 Current assets:
    Cash and cash equivalents                         $   61.5       $   43.7
    Accounts receivable, net of allowance
      for doubtful accounts of $6.6 and
      $6.2, respectively                                 174.7          156.5
    Inventories                                           78.6           68.9
    Deferred income taxes and other                       61.1           57.2
                                                      --------       --------
       Total current assets                              375.9          326.3
 Other assets                                             42.1           35.0
 Goodwill, net                                           338.5          311.0
 Plant and equipment, net                                738.5          722.0
                                                      --------       --------
       Total assets                                   $1,495.0       $1,394.3
                                                      ========       ========

 Liabilities and Shareholders' Equity
 Current liabilities:
    Accounts payable                                  $  117.5       $  132.1
    Accrued salaries, wages and
      benefits                                            58.5           56.5
    Accrual for restructuring and
      consolidation                                        9.2            6.1
    Other current liabilities                             74.3           39.3
                                                      --------       --------
       Total current liabilities                         259.5          234.0

 Postretirement benefits                                 115.0          115.3
 Long-term debt                                          295.2          266.7
 Deferred income taxes                                    98.0           99.5
 Other noncurrent liabilities                             74.8           72.2
 Commitments and contingencies                              --             --
 Shareholders' equity
    Common stock                                           0.4            0.2
    Additional paid-in capital                           612.7          608.1
    Retained earnings                                     80.5           47.1
    Unearned ESOP shares                                 (13.2)         (14.1)
    Treasury stock                                       (10.5)          (7.0)
    Unearned portion of restricted stock                  (2.8)          (3.3)
    Cumulative translation adjustment                    (14.6)         (24.4)
                                                      ---------      ---------
       Shareholders' equity                              652.5          606.6
                                                      ---------      ---------
          Total liabilities and shareholders'
            equity                                    $1,495.0       $1,394.3
                                                      =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                            THE EARTHGRAINS COMPANY
                 Condensed Consolidated Statements of Earnings
                      (In millions except per share data)
                                  (Unaudited)

                                16-week period ended      40-week period ended
                              ------------------------  ------------------------
                              January 5,  December 30,  January 5,  December 30,
                                 1999         1997         1999         1997
                                 ----         ----         ----         ----
 Net sales                    $609.2      $514.7        $1,484.6    $1,274.6
 Cost of products sold         347.9       295.8           842.0       729.0
                              ------      ------        --------    --------

 Gross profit                  261.3       218.9           642.6       545.6
 Marketing, distribution and
   administrative expenses     225.8       195.8           561.5       493.1
 Provision for restructuring
   and consolidation             2.6          --             8.4          --
                              ------      ------        --------    --------
 Operating income               32.9        23.1            72.7        52.5
 Other income and expenses:
   Interest expense             (6.3)       (1.6)          (15.1)       (4.6)
   Other income (expense),
     net                         1.1         1.3             5.1         1.9
                              ------      ------        --------    --------
 Income before income taxes     27.7        22.8            62.7        49.8

 Provision for income taxes     10.7         8.7            24.8        19.5
                              ------      ------        --------    --------

 Income before cumulative
   effect of change in
   accounting principle         17.0        14.1            37.9        30.3

 Cumulative effect of
   change in accounting
   principle, net of tax          --         1.8              --         1.8
                               -----      ------        --------    --------

 Net income                    $17.0      $ 12.3        $   37.9    $   28.5
                               =====      ======        ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                            THE EARTHGRAINS COMPANY
                 Condensed Consolidated Statements of Earnings
                      (In millions except per share data)
                                  (Unaudited)

                                     16-week period ended        40-week period ended
                                   -------------------------   -------------------------
                                   January 5,   December 30,   January 5,   December 30,
                                      1999         1997           1999         1997
                                      ----         ----           ----         ----
 Earnings per share: (a,b)
   Basic
     Earnings before cumulative
       effect of change in
       accounting principle        $0.42        $0.34          $0.93        $0.74
     Cumulative effect of
       accounting change              --         0.04             --         0.04
                                   -----        -----          -----        -----
     Net Earnings                  $0.42        $0.30          $0.93        $0.70
                                   =====        =====          =====        =====

     Weighted average shares
       outstanding                 40.7         40.6           40.7         40.6
                                   ====         ====           ====         ====


   Diluted
     Earnings before cumulative
       effect of change in
       accounting principle        $0.40        $0.33          $0.89        $0.71
     Cumulative effect of
       accounting change              --         0.04             --         0.04
                                   -----        -----          -----        -----
     Net earnings                  $0.40        $0.29          $0.89        $0.67
                                   =====        =====          =====        =====

     Weighted average shares
       outstanding                 42.9         42.6           42.8         42.3
                                   ====         ====           ====         ====

(a)  In the third quarter of fiscal 1998, the company took a $1.8 million net-of-tax, or
$0.04-per-share charge against earnings to comply with a newly required accounting interpretation announced Nov. 20, 1997.  The Emerging Issues Task Force (EITF), a
subcommittee of the Financial Accounting Standards Board (FASB), reached a consensus requiring that costs of business process reengineering be expensed as those costs are incurred.  Any such unamortized costs that were previously capitalized must be written off as a cumulative adjustment in the quarter containing Nov. 20, 1997.  Most of the Earthgrains system development costs affected by the accounting change are associated with implementation of the company's new integrated SAP systems.

(b)  Prior-year shares and per-share amounts have been restated to reflect the two-for-one stock split effective July 20, 1998.

                                                      THE EARTHGRAINS COMPANY
                                          Condensed Consolidated Statements of Cash Flows
                                                (In millions except per share data)
                                                            (Unaudited)

                                                                   For the 40-week
                                                                    period ended
                                                           -------------------------------
                                                             January 5,      December 30,
                                                                1999             1997
                                                           -------------   ---------------
 Cash flow from operating activities:
    Net income                                               $   37.9          $   28.5
    Adjustments to reconcile earnings to net cash flow
      provided by operations:
        Depreciation and amortization                            76.7              62.9
        Deferred income taxes                                    (3.7)              2.5
        Provision for restructuring and consolidation ($8.4
          million, less cash payments of $1.3 million)            7.1                --

    (Gain) on disposal of fixed assets                           (4.6)             (1.2)
    Changes in noncash working capital, net of effect of
      acquisitions                                              (17.7)             (9.3)
    Other, net                                                    2.8               3.3
                                                             --------          --------

        Net cash flow from operations                            98.5              86.7
                                                             --------          --------
 Cash flows from investing activities:
    Capital expenditures                                        (57.2)            (41.8)
    Acquisitions, net of cash acquired                          (78.2)               --

    Proceeds from sale of property                               35.6               1.1
                                                             --------          --------
        Net cash used by investing activities                   (99.8)            (40.7)
                                                             --------          --------
 Cash flows from financing activities:
    Proceeds from (payments on) borrowings, net                  27.1             (36.8)
    Dividends to shareholders                                    (4.5)             (2.6)
    Purchases of treasury stock                                  (3.5)             (3.1)
                                                             --------          --------

        Net cash provided by (used by) financing
          activities                                             19.1             (42.5)
                                                             --------          --------
 Net increase in cash and cash equivalents                       17.8               3.5

 Cash and cash equivalents, beginning of period                  43.7              43.1
                                                             --------          --------
 Cash and cash equivalents, end of period                    $   61.5          $   46.6
                                                             ========          ========

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

Note 2 - Inventories are carried at the lower of cost or market. Cost is determined under the first-in, first-out method.

Total inventories consisted of the following:

                                     January 5,          March 31,
                                        1999               1998
                                     ----------          ---------
                  Raw materials      $     60.0          $    53.5
                  Finished goods           18.6               15.4
                                     ----------          ---------

                                     $     78.6          $    68.9
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

Note 4 - On September 21, 1998, the Company entered into a multiyear agreement to supply store-brand fresh bread, buns and rolls to Lucky Stores, Inc., in northern California. Earthgrains will service this contract through its existing bakeries in Oakland and Sacramento.

Effective October 5, 1998, Earthgrains completed the transaction with Interstate Bakeries Corporation to exchange assets of Earthgrains' My Bread Baking Co. in New Bedford, Massachusetts, for those of IBC's Holsum Bakery in Grand Junction, Colorado, plus a cash payment from IBC. In conjunction with this transaction, the Company recorded a $2.6 million pre-tax charge during the current quarter related to the previously announced plans to close its Pueblo, Colorado bakery. Production will be transferred to its Denver bakery.

Additionally, during the second quarter of fiscal 1999, the Company completed the following transactions:

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

All transactions were funded through the existing credit facility and will be accounted for using the purchase method. Accordingly, the results of operations, which did not have a material effect during the periods presented, are reflected in the consolidated statement of earnings from the date of acquisition.

Note 5 - Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that noncash changes in shareholders equity be combined with net income and reported as "comprehensive income." The Company has elected to report comprehensive income in its Statement of Shareholders' Equity. Adoption of SFAS 130 had no impact on the results of the Company's operations. For the 16- and 40-week periods ended January 5, 1999 and December 30, 1997, comprehensive income was $23.8 million and $47.7 million, and $19.0 million and $25.2 million, respectively.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the 16- and 40-week periods ended January 5, 1999 compared to the 16- and 40-week periods ended December 30, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended
March 31, 1998 included in the Company's Annual Report to Shareholders.


RESULTS OF OPERATIONS
---------------------

Net sales for the 16-week period ended January 5, 1999, increased to $609.2 million from $514.7 million reported for the comparable prior-year period, substantially from sales attributable to acquisitions, most notably CooperSmith. Net sales for the 40-week period ended January 5, 1999 were $1,484.6 million, up from $1,274.6 million reported a year ago. Favorable product mix shift and price improvements in the domestic refrigerated dough business also continued to contribute to the increase in sales both for its seasonally strong quarter and year to date. International sales increased slightly from the prior year and experienced a $4.9 million favorable foreign exchange rate impact year to date.

Gross margins increased to 42.9% in the current 16-week period from 42.5% a year ago and to 43.3% from 42.8% year to date. The margin improvements can be attributed to price and mix improvements, the continued effect of lower raw material costs, and enhanced capacity utilization from acquisitions.

On a percentage-of-sales basis, marketing, distribution and administrative expenses decreased to 37.1% from 38.0% in the year-ago quarter and to 37.8% from 38.7% on a year-to-date comparison. This decrease can primarily be attributed to further benefit in the consolidation of selling, distribution and administrative expenses through integration of the CooperSmith business and lower advertising as a percent of sales.

The $2.6 million pre-tax restructuring charge recorded in the current quarter was in accordance with the previously announced plans to close the Pueblo, Colorado bakery in conjunction with the asset exchange completed with Interstate Bakeries Corporation. The $5.8 million charge recorded in the previous quarter was for costs to close the Macon, Georgia and Montgomery, Alabama bakeries, and for severance costs related to the creation of a Financial Shared Services Center in St. Louis. The Company will continue to review its operations both domestically and internationally to further improve efficiencies and in conjunction with integrating acquisitions.

The increase in other income is related substantially to the first quarter gain on the sale of property.

The effective income tax rate is consistent with that of the prior year and reflects the impact of nondeductible goodwill amortization relative to the respective earnings level.

During the year-ago quarter, the Company recorded a $1.8 million, net-of-tax, or $0.04-per-share charge against earnings to comply with a newly required FASB accounting interpretation announced
November 20, 1997. Any unamortized costs that were previously capitalized for business process reengineering activities were required to be written off as a cumulative adjustment in the quarter containing

November 20, 1997. Most of the business process reengineering costs affected by the accounting change for the company are associated with implementation of the Company's new integrated SAP systems.

Net earnings for the 16-week period ended January 5, 1999 increased to $17.0 million or $0.40 per diluted share, from $14.1 million, or $0.33 per share in the prior year's comparable period, excluding the cumulative effect of the accounting change. Including the accounting change, net earnings for the year-ago third quarter were $12.3 million, or $0.29 per diluted share. Year-to-date earnings were $37.9 million or $0.89 per diluted share compared to $30.3 million or $0.71 per share in fiscal 1998 before the accounting change. Earnings for the 40-week period ended December 30, 1997, were $0.67 per diluted share, including the accounting change. The significant improvement in earnings is reflective of strong operating results from the business along with continued benefits and efficiencies achieved as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary source of liquidity continues to be cash flow from operations. Cash flows from operations for the year-to-date period increased by $11.8 million from the year-ago period primarily as a result of increased earnings. Net working capital, excluding cash and cash equivalents, was $54.9 million at January 5, 1999 compared to $48.6 million at March 31, 1998. The increase can be primarily attributed to the timing of disbursements at each period end and seasonality of the business.

$57.2 million has been invested in capital expenditures to date, with spending for the fiscal year planned for a level of $80-85 million. No additional share repurchases were made in the current quarter. 163,600 (post-split) shares have been repurchased for the treasury to date during fiscal 1999 at a cost of $3.5 million. The increase in long-term debt is a result of current year acquisitions partially offset by the cash payment received from IBC in conjunction with the asset exchange in the current quarter. The Company's primary routine cash requirements will consist of funding capital expenditures, interest payments pursuant to the credit facility and dividends to shareholders.

Cash provided by operations and borrowings available under the $450 million credit facility continues to provide the necessary funding for ongoing cash requirements. Extension of this line and other financing alternatives will be pursued as necessary for future acquisition or business opportunities.

YEAR 2000
---------

Many computer systems process dates in application software and data files based upon two digits for the year of a transaction rather than a full four digits. As a result, these systems may not be able to properly process dates in the year 2000. Consequently, businesses and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations.

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

The project is structured into three major categories - - - Internal Information Systems; Property, Plant and Equipment Systems; and Third Party Suppliers and Trading Partners. The six phases of the project common to each of the categories are: (1) establishing an inventory of Year 2000 effected items; (2) assessing the risk of these identified items; (3) assessing the compliance of items considered to have a potential for material impact; (4) remediating material items determined not to be in compliance; (5) testing such items; and (6) formulating contingency and business continuation plans for any areas as deemed necessary.

Inventory, assessment, and remediation of internal information systems began in 1997. Our plan is to have all critical systems remediated by March 1999 and tested by mid-1999. The majority of property, plant and equipment systems have been inventoried and assessed with remediation scheduled to be completed by June 1999, and testing to be completed by July 1999. The Company is in the process of communicating with Third Party Suppliers and Trading Partners to coordinate Year 2000 conversion and obtain assurances that their systems are Year 2000 compliant. The majority of the costs of these efforts are attributable to the purchase of new systems and hardware as a part of the company-wide business systems improvement program previously mentioned and are being capitalized. This improvement program is proceeding as planned in support of the Company's on-going business strategy. Incremental project costs associated with Year 2000 compliance will be expensed or capitalized where appropriate as incurred and are expected to total approximately $5 million, based upon current estimates. Such costs are not anticipated to be material to the Company's financial position or results of operations.

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

The conclusions and estimates in this Year 2000 information include forward-looking statements and are based upon management's current best estimates of future events. Risks to achieving this plan include the availability of resources, the ability to discover and correct the potential Year 2000 sensitive problems, and the ability of suppliers and trading partners to bring their systems into Year 2000 compliance.

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

                                           THE EARTHGRAINS COMPANY
                                           (Registrant)


Date:  February 18, 1999                   By:  Mark H. Krieger


                                           /S/ MARK H. KRIEGER
                                           ____________________________
                                           Mark H. Krieger
                                           Vice President and Chief
                                           Financial Officer