Form 10-K
period 1999-03-30
EARTHGRAINS CO /DE/
filed 1999-06-28
CIK 1004985

============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED MARCH 30, 1999

                                    OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                      COMMISSION FILE NUMBER: 1-7554

                         THE EARTHGRAINS COMPANY
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                          36-3201045
        (STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

    8400 MARYLAND AVENUE, ST. LOUIS, MISSOURI            63105
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

    REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (314) 259-7000

----------------------------------------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   NAME OF EACH EXCHANGE

              TITLE OF EACH CLASS                 ON WHICH REGISTERED
              -------------------                 -------------------

         COMMON STOCK -- $.01 PAR VALUE         NEW YORK STOCK EXCHANGE
         PREFERRED STOCK PURCHASE RIGHTS        NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                    NONE
----------------------------------------------------------------------------

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

                    $962,351,369 AS OF MAY 25, 1999

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      $.01 PAR VALUE COMMON STOCK:  42,680,017 SHARES AS OF MAY 25, 1999

                              DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Annual Report to Shareholders for the
         Fiscal Year Ended March 30, 1999                      PART I, PART II, and PART IV

      Portions of Definitive Proxy Statement for the Annual
         Meeting of Shareholders on July 16, 1999              PART II and PART III

----------------------------------------------------------------------------
============================================================================

       CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

   Matters discussed in this Report (particularly Item 7) contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. All forward-looking statements discussed in this report involve risks and uncertainties, including, but not limited to, variations in income levels of consumers, fluctuations in currency exchange rates for the Spanish peseta and French franc versus the U.S. dollar, the costs of raw materials, the ability of the Company to realize projected savings from productivity and product quality improvements, the ability of the Company to continue to participate in industry consolidation and to successfully integrate acquired businesses, legal proceedings to which the Company may become a party, competitive pricing, economic conditions in the Company's countries of operations, the impact of the year 2000 date on the Company's information systems, or of those of its customers or suppliers, the impact of the European currency conversion, and other risks indicated in filings by the Company with the Securities and Exchange Commission.

                               PART I

ITEM 1. BUSINESS.

Earthgrains Overview
--------------------

   The Earthgrains Company (the "Company") is an international manufacturer, distributor and consumer marketer of packaged fresh bread and baked goods and refrigerated dough products.

   The Company began operations in 1925 with one bakery. In 1982, Anheuser-Busch Companies, Inc. ("AB") acquired the Company (then a publicly-traded company known as Campbell-Taggart, Inc.). The Company again became an independent, publicly-traded company on March 26, 1996 when Anheuser-Busch distributed 100% of the shares of the Company to its shareholders in a spin-off. The Company's common stock began trading on the New York Stock Exchange on March 27, 1996 under its present name and the symbol "EGR."

   The Company's operations are divided into two principal businesses: Bakery Products and Refrigerated Dough Products. The Company's Bakery Products business manufactures and distributes fresh-baked goods such as baked breads, buns, rolls, bagels, cookies, snack cakes and other sweet goods in the United States and fresh-baked sliced bread, buns, rolls, bagels, snack cakes and other sweet goods in Spain and Portugal. The Company's Refrigerated Dough Products business manufactures many different refrigerated dough products in the United States including biscuits, dinner rolls, sweet rolls, danishes, cookie dough, crescent rolls, breadsticks, cinnamon rolls, pizza crust and pie crusts, as well as shelf-stable toaster pastries. The Company's Refrigerated Dough Products business also manufactures and sells refrigerated dough products in Europe, primarily in France and Germany, and makes packaged rolled dough, which is used to prepare foods such as quiches, tarts and pies.

BAKERY PRODUCTS

Overview
--------

   The Company operates fresh packaged-bread and bakery-products businesses in the United States and Europe. The Company offers a wide range of products in the popular, premium and superpremium segments of the market. It sells primarily to retail grocers and other food outlets, and also serves leading food service and fast food customers with products. The products are delivered to customers' outlets primarily by way of a Company owned direct store delivery route system. In accordance with the fresh-baked goods industry practice, the Company accepts fresh-baked goods that have not been sold by retailers by a prescribed freshness date, and operates retail thrift stores that sell certain returned products.

U.S. Bakery Products
--------------------

   The Company's U.S. Bakery Products division operates 39 direct store-delivery bakeries and 4 Diversified Products bakeries that supply the entire system with specialized products. U.S. Bakery Products division markets its white and wheat breads, buns, rolls and other bakery products under leading brand names in 7 regions across 28 states, primarily in the southern half of the United States, and across the country to food-service and fast-food customers such as Burger King(R), Pizza Hut(R), Waffle House(R) and Jack in the Box(R). The markets serving these 7 regions include 39 bakeries and 21 sales zones. The Company's 4 Diversified Products bakeries make products including hearth breads, shelf-stable bagels, croissants, breadsticks, frozen dough products and snack cakes, which are distributed to all 7 regions and nationally to food service customers.

   The fresh-baked goods are sold primarily on a wholesale basis through a variety of distribution systems, including approximately 3500 Company-owned direct store delivery routes, to grocers, restaurants, and institutions in areas generally within a 300 mile radius of the producing bakery. The Company operates approximately 275 retail thrift stores that sell certain returned products.

   U.S. Bakery Products is an industry leader in the use of information technology for category management and scan based trading. The division is also active in industry consolidation, making six acquisitions and entering into three major retailer supply agreements in the last three years.

European Bakery Products
------------------------

   The Company's European Bakery Products division markets more than
240 branded products through almost 1,100 direct store delivery routes in Spain, the Canary Islands and Portugal. The European Bakery Products subsidiary, Bimbo, S.A., operates 10 bakeries in Spain and one in northern Portugal. The division is the leading producer of fresh-baked sliced bread, buns and rolls in Spain and the second largest producer of sliced bread in Portugal. European Bakery Products also produces and markets snack cakes and other sweet goods. In March 1999, the Company acquired Reposteria Martinez Group, the branded market leader in the retail sweet-good segments of cake and morning goods. Bimbo, S.A. also operates a separate store-brand bread and bun business, Pimad, S.A., a subsidiary that uses a separate manufacturing and distribution system.

REFRIGERATED DOUGH PRODUCTS

Overview
--------

   The Company operates refrigerated dough businesses in the United States and Europe, and offers a wide variety of dough products that are convenienced packaged for in-home preparation and bake-off by the ultimate consumer. These products are sold primarily to retail grocers by both Company salespeople and food brokers, and are delivered to retailers' central warehouses. The Company also co-packs product for other branded food manufacturers.

U.S. Refrigerated Dough Products
--------------------------------

   The Company's U.S. Refrigerated Dough Products division is one of only two manufacturers of canned refrigerated dough in the United States. The Company is the only manufacturer of store-brand (private label) canned refrigerated dough and one of the largest store-brand toaster pastry producers in the United States. The Company's Refrigerated Dough Products include biscuits, specialty biscuits, dinner rolls, crescent rolls, cinnamon rolls, cookie dough, breadsticks, pizza crust and pie crusts. U.S. Refrigerated Dough Products markets its products nationwide under more than 100 store brands. The division also sells products under the Company's brand name, Merico, and under a licensed brand name. The products are sold in grocery retailers' refrigerated sections.

European Refrigerated Dough Products
------------------------------------

   The Company's European Refrigerated Dough Products subsidiary, EuroDough, S.A.R.L., is based in France, operates 3 plants, and produces branded products under the Croustipate and HappyRoll brand names, as well as store-brand products. The Company also has a contract-packaging arrangement to manufacture products for The Pillsbury Company. The product lines include canned, rolled, block and frozen dough in France and much of western Europe. The Company is the only manufacturer of canned refrigerated dough in Europe. European Refrigerated Dough Products has recently expanded distribution of its products to Spain and Portugal. Last year's acquisition of Chevalier Servant, S.A. increased the Company's production capacity and added new production capabilities including packaged yeast-leavened pizza dough.

Competition
-----------

GENERALLY

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

BAKERY PRODUCTS

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

   The Company's leading competitor in Spain manufactures products under the brand name PANRICO, but the Company experiences competition from small regional bakeries in Spain as well.

REFRIGERATED DOUGH PRODUCTS

   In the refrigerated dough product business in the U.S., the Company competes primarily with The Pillsbury Company, which produces branded products with which the Company's store brand products compete. In addition, the Company's other major competitors in the refrigerated and toaster pastry business include the Kellogg Company and Nabisco, Inc.

   In Europe, the Company is the only manufacturer of canned refrigerated dough in Europe. However, the Company competes with Nestle Inc., Danone and some small regional manufacturers of rolled, block and frozen dough products.

Raw Materials
-------------

   The products manufactured by both of the Company's business segments require a large volume of various agricultural products, including wheat for flours, soybean oil for shortening, and corn for high fructose corn syrup. Agricultural commodities represented 22-25% of the Company's cost of products sold for the 1999 fiscal year. The Company fulfills its commodities requirements through purchases from various sources, including futures contracts, options, contractual arrangements, and spot purchases on the open market. The commodity markets have experienced, and may continue to experience, significant price volatility. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, government regulations, and legislation affecting agriculture. The Company believes that adequate supplies of agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials.

Brand Names and Trademarks
--------------------------

GENERALLY

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

BAKERY PRODUCTS

   The Company sells bakery products in the popular, premium and superpremium segments. The U.S. Bakery Products division's brand names in the popular segment for breads, buns and rolls are Colonial, Rainbo, Heiner's, Kern's, Sunbeam(R), Waldensian Heritage and Bost's. IronKids is a brand of special-recipe white bread for chidren. In the premium segment, products include premium wheat and variety breads under the Grant's Farm(R), Smith's, and Country Recipe brand names. Superpremium specialty breads, bagels and other bakery products are sold under the brand names Earth Grains, San Luis Sourdough and Cooper's Mill. Break Cake is the brand name for snack cakes and other sweet goods. The division sells products in the United States under the licensed brands Sunbeam(R), Roman Meal(R), Country Hearth(R) and Sun Maid(R). The Company owns several federally registered trademarks, including Rainbo, IronKids, and Earth Grains. In addition, pursuant to a license agreement with Anheuser Busch Companies Inc., the Company has the right to use the federally registered trademark Grant's Farm.

   The European Bakery Products division's popular segment products include white breads, buns and rolls under the Bimbo brand name. Silueta is the brand name for premium wheat and variety breads. Superpremium specialty breads and bagels are sold under the Semilla de Oro and Mr. Bagel brand names respectively, and snack cakes and sweet goods are manufactured and sold under brand names including Martinez, Madame Brioche and Bimbo Cao.

REFRIGERATED DOUGH PRODUCTS

   In addition to manufacturing and selling refrigerated dough products under many different store brands, the U.S. Refrigerated Dough Products division sells its products under the Company's Merico brand name and the licensed Sun Maid(R) brand name. The European Refrigerated Dough Products division sells canned and rolled dough under various store brands as well as under the CroustiPate and HappyRoll brand names.

Seasonality
-----------

   The Company does experience minimal seasonal fluctuation in demand. Typically, sales of bakery products are seasonally stronger in the first and second quarters of the Company's fiscal year and sales of refrigerated dough products are seasonally stronger in the third quarter of the Company's fiscal year.

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

Employees
---------

   As of March 30, 1999, the Company employed approximately 19,400 persons, of which approximately 15,500 were based in the U.S.
Approximately 60% of the Company's domestic employees are subject to approximately 200 union contracts. The Company believes its labor relations to be satisfactory.

Business Segment and Geographic Information
-------------------------------------------

   The percentage of net sales attributable to the Company's business segments for fiscal year 1999 was 84.8% for Bakery Products and 15.2% for Refrigerated Dough Products. In addition to the information provided in Items 1 and 2 in this Form 10-K, further information regarding the Company's business segments and geographic information is contained in Notes 14 and 15 on pages 37 and 38 of the Company's Annual Report to Shareholders for fiscal year 1999, and is hereby incorporated by reference.

Year 2000
---------

   Information regarding the Year 2000's possible effects on the Company is hereby incorporated by reference to pages 22 and 23 of the Company's Annual Report to Shareholders for fiscal year 1999.

ITEM 2. PROPERTIES.

   Domestically, the Company operates 45 manufacturing facilities in 17 states. The Company's European subsidiaries own and operate 10 bakeries in Spain, 1 bakery in Portugal and 3 refrigerated dough manufacturing plants in France. The Company's domestic bakeries operate at approximately 80% of capacity. The Company owns all of its manufacturing facilities, except for the facility in Ft. Payne, Alabama and both manufacturing facilities in San Luis Obispo, California, which are subject to leases. The Ft. Payne facility is subject to two leases which expire in 2010 and 2016; both leases give the Company an option to purchase the property. The leases for the San Luis Obispo facilities expire in 2000 (with an option to renew the lease for 5 more years) and 2008 and both leases give the Company an option to purchase the property. The Company also operates approximately 275 retail thrift stores and maintains approximately 475 distribution centers, the majority of which are leased. In addition, the Company owns its corporate headquarters and a research and development facility in St. Louis, Missouri. The Company leases space in St. Louis, Missouri for its Financial Shared Services Center under a lease that will expire in 2004 (with an option to renew for 5 more years). The Company leases its Spanish corporate headquarters in Barcelona, Spain. The Company maintains approximately 7,000 motor vehicles used principally in the sales and distribution of its products.

   The Company's Worldwide Bakery Products facilities and the products produced at each are as follows:

U.S. BAKERY PRODUCTS

PLANTS                           PRODUCTS
------                           --------

Albuquerque, New Mexico          Bread & Buns
Atlanta, Georgia                 Bread & Buns
Birmingham, Alabama              Bread & Buns
Chattanooga, Tennessee           Bread & Buns
Dallas, Texas                    Bread & Buns
Denver, Colorado                 Bread & Buns
Des Moines, Iowa                 Bread & Buns
Dothan, Alabama                  Bread & Buns
El Paso, Texas                   Bread & Buns
Fresno, California               Bread & Buns
Grand Junction, Colorado         Bread & Buns
Harlingen, Texas                 Bread & Buns
Houston, Texas                   Bread & Buns
Huntington, West Virginia        Bread & Buns

Huntsville, Alabama              Bread & Buns
Hutchinson, Kansas               Buns
Johnson City, Tennessee          Bread & Buns
Knoxville, Tennessee             Buns
London, Kentucky                 Bread & Buns
Louisville, Kentucky             Bread & Buns
Lubbock, Texas                   Bread & Buns
Memphis, Tennessee               Bread & Buns
Meridian, Mississippi            Bread & Buns
Mobile, Alabama                  Bread & Buns
Nashville, Tennessee             Bread & Buns
Oakland, California              Bread, Buns & English Muffins
Oklahoma City, Oklahoma          Bread & Buns
Orangeburg, South Carolina       Bread & Buns
Owensboro, Kentucky              Bread & Buns
Phoenix, Arizona                 Bread & Buns
Sacramento, California           Bread & Buns
San Antonio, Texas               Bread & Buns
San Luis Obispo, California (2)  Bread & Buns
Springfield, Missouri            Bread & Buns
Stockton, California             Bread, Buns & Sweet Goods
Tucson, Arizona                  Bread & Buns
Valdese, North Carolina          Bread, Buns & Sweet Goods
Wichita, Kansas                  Bread & Buns

DIVERSIFIED PRODUCTS

PLANTS                           PRODUCTS
------                           --------

Albuquerque, New Mexico          Bagels
Ft. Payne, Alabama               Bread, Buns, Sweet Goods & Bagels
Paris, Texas                     Bread, Buns, Sweet Goods & Frozen Dough
Rome, Georgia                    Cookies

EUROPEAN BAKERY PRODUCTS

PLANTS                           PRODUCTS
------                           --------

Albergaria-a-Velha, Portugal     Bread
Almansa, Spain                   Bread & Buns
Antequera, Spain                 Bread & Buns
Azuqueca, Spain                  Bread
Briviesca, Spain                 Sweet Goods
Canary Islands, Spain            Bread & Buns
El Espinar, Spain                Sweet Goods
Granollers, Spain                Bread, Buns & Sweet Goods
Madrid (Las Mercedes), Spain     Bread, Buns & Sweet Goods
Palma, Spain                     Bread & Buns
Solares, Spain                   Bread & Buns

     The Company's Worldwide Refrigerated Dough Products facilities and the products produced at each are as follows:

U.S. REFRIGERATED DOUGH PRODUCTS

PLANTS                           PRODUCTS
------                           --------

Carrollton, Texas                Refrigerated Dough
Forest Park, Georgia             Refrigerated Dough & Toaster Pastries

EUROPEAN REFRIGERATED DOUGH PRODUCTS

PLANTS                           PRODUCTS
------                           --------

Lievin, France                   Refrigerated & Frozen Dough
Valence, France                  Refrigerated Dough
Vittel, France                   Refrigerated Dough

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

   The operations of Earthgrains, like those of similar businesses, are subject to various Federal, state, and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, and other regulations intended to protect public health and the environment. Earthgrains has received notices from the U.S. Environmental Protection Agency that it has been identified as a potentially responsible party ("PRP") with respect to certain locations under the Comprehensive Environmental Response, Compensation and Liability Act and may be required to share in the cost of cleanup with respect to two sites. While it is difficult to quantify with certainty the financial impact of actions related to environmental matters, based on the information currently available, it is management's opinion that the ultimate liability arising from such matters, taking into account established liability accruals, should not have a material effect on Earthgrains' financial results, financial position, or cash flows from operations.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the 1999 fiscal year.

                EXECUTIVE OFFICERS OF THE REGISTRANT

   BARRY H. BERACHA (age 57) presently is Chief Executive Officer and Chairman of the Board of Directors of the Company, positions he has held since September 1993. From 1976 through March 1996, he was a Vice President and Group Executive of Anheuser-Busch Companies, Inc. ("AB"), and during that time served in various positions for various AB subsidiaries. In addition, he currently serves as a member of the board of directors of the Pepsi Bottling Group, a position he has held since April 1999.

   JOHN W. ISELIN, JR. (age 46) presently is the Company's President, Worldwide Bakery Products, a position he has held since March 1999. He served as Executive Vice President (U.S. Bakery Products) of the Company, from May 1994 through February 1999. From January 1994 through April 1994, he served as President and Chief Operating Officer of the Company's refrigerated dough operations. Mr. Iselin served as Executive Vice President and Chief Financial Officer for Eagle Snacks, Inc. (a subsidiary of AB) from January 1992 through December 1993.

   XAVIER ARGENTE (age 39) presently is the Company's Executive Vice President--European Bakery Operations, a position he has held since March 1999. He served as Executive Vice President (Bimbo) from December 1995 through February 1999. From June 1995 through December 1995, he was Vice General Manager of Operations. From 1990 through June 1995, he was the Commercial Director of Marketing, Sales and Distribution of Bimbo Operations.

   WILLIAM H. OPDYKE (age 55) presently is the Company's President, Worldwide Refrigerated Dough Products, Technology and Purchasing, a position he has held since March 1999. He served as Executive Vice President (Refrigerated Dough Products), from June 1995 through February 1999. He previously served as Executive Vice President--Operations (U.S. Bakery Products) of the Company from May 1994 to June 1995. From November 1993 until May 1994, Mr. Opdyke served as Executive Vice President--Corporate Quality for Eagle Snacks, Inc., and between November 1990 and November 1993 he was Executive Vice President--Sales and Marketing for Eagle Snacks, Inc.

   LARRY G. BERGNER (age 47) presently is the Vice President--Technology and Purchasing of the Company. He has held the Vice-President--Technology position since December 1995 and has held the Purchasing position since December 1997. He served as Vice President of Engineering and Management Information Systems of the Company from September 1995 until December 1995. He served as Vice President of Engineering of the Company from February 1994 until September 1995. Prior to that appointment, he served as Manager of Project Management and Construction for AB from 1984 through February 1994.

   TODD A. BROWN (age 51) presently is the Company's Vice President-- Operations & Administration (U.S. Refrigerated Dough Products), a position he has held since September 1995. From January 1995 through September 1995, Mr. Brown was the Company's Vice President of Quality & Technology. From April 1993 through December 1993 he was the Company's Vice President of Quality. He was Vice President of Quality of Metal Container Corporation
(a subsidiary of AB).

   BARRY M. HORNER (age 50) presently is the Company's President,
U.S. Bakery Products, a position he has held since March 1999. He served as Vice President (Bakery Operations) from June 1996 through February
1999. Mr. Horner served as Executive Vice President of Sales and Distribution of the Company's domestic baking operations from May 1994 until June 1996. From December 1993 until May 1994 he served as Executive Vice President of the Western Region (U.S. Bakery Products), and from May 1989 to December 1993 he served as Vice President and General Manager of the Company's Earth Grains (Diversified Products - U.S. Bakery Products) division.

   MARK H. KRIEGER (age 45) presently is the Company's Vice President and Chief Financial Officer, positions he has held since January 1994. He was Vice President of Corporate Planning from 1986 to December 1993.

   TIMOTHY J. MITCHELL (age 39) presently is the Company's Vice President--Sales and Customer Service (U.S. Refrigerated Dough Products), a position he has held since March 1996. From December 1994 until March 1996 he served as Regional Vice President of Eagle Snacks, Inc., a subsidiary of AB. From January 1994 until December 1994 he served as President of Screaming Eagle, Inc., a Chicago-based distributor of Eagle Snacks. He served as Director, Sales Administration of Eagle Snacks, Inc. from September 1982 until January 1994.

   JOSEPH M. NOELKER (age 50) presently is the Vice President,
General Counsel, and Corporate Secretary of the Company, positions he has held since March 1996. Mr. Noelker served as Associate General Counsel of AB from January 1987 until March 1996.

   LARRY PEARSON (age 53) presently is the Company's Vice President-- Diversified Products (U.S. Bakery Products), a position he has held since July 1994. He served as Vice President--Marketing of Earthgrains Baking Companies, Inc. from 1986 until 1994.

   BRYAN A. TORCIVIA (age 39) presently is the Company's Vice President--Corporate Planning and Development, a position he has held since January 1994. From January 1992 to December 1993, he served as Executive Assistant to the Chief Executive Officer of the Company. Prior to that he served in the Planning and Finance Department of Metal Container Corporation (a subsidiary of AB) from 1989 to January 1992.

   MARTHA S. UHLHORN (age 44) presently is the Company's Vice President--Electronic Commerce and Category Management (U.S. Bakery Products), a position she has held since March 1999. She was Vice President--ECR and Sales Technology (U.S. Bakery Products) from 1999 through February 1999. Prior to that, Ms. Uhlhorn spent 16 years in the packaging industry with Metal Container Corporation and Continental Can Companies.

   EDWARD J. WIZEMAN (age 57) presently is the Company's Vice President--Human Resources, a position he has held since January 1994. Mr. Wizeman also served as Director of Human Resources (Operations) of AB from May 1991 to December 1993 and as Director of Human Resources of Metal Container Corporation (a subsidiary of AB) from 1986 to May 1991.

OTHER SIGNIFICANT OFFICERS

   VIRGIL REHKEMPER (age 40) presently is Vice President and
Controller of the Company, positions he has held since April 1997. Prior to that he served as Controller of the Company from April 1995 until 1997 and from 1990 to March 1995 he was Manager, Financial and Operational Audit of AB.

   MICHAEL SALAMONE (age 40) presently is Vice President and
Treasurer of the Company, positions he has held since September 1996. From 1991 until 1993 he served as Assistant Treasurer of Pet
Incorporated and as Vice President and Treasurer from 1993 until 1995. Prior to that, he held several positions in Corporate Finance at AB from 1983 until 1991.

                              PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The information required by this Item is hereby incorporated by reference to a portion of page 43 of the Company's Annual Report to Shareholders for fiscal year 1999 and page 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 16, 1999. The issuance of shares to non-employee directors discussed on page 6 in the Company's Proxy Statement was exempt from registration and constituted a private placement under the Securities Act of 1933. As of May 28, 1999, the Company had approximately 17,600 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

   The information required by this Item is hereby incorporated by reference to page 40 of the Company's Annual Report to Shareholders for fiscal year 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

   The information required by this Item is hereby incorporated by reference to pages 18-23 of the Company's Annual Report to Shareholders for fiscal year 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this Item is hereby incorporated by reference to pages 24-39 of the Company's Annual Report to Shareholders for fiscal year 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no disagreements with PricewaterhouseCoopers LLP, the Company's independent accountants, on accounting principles or practices or financial statement disclosures. The Company has not changed its independent accountants during the two most recent fiscal years, nor since the end of the most recent fiscal year.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item with respect to Directors is hereby incorporated by reference to pages 3-5 and 20 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 16, 1999. The information required by this Item with respect to Executive Officers is presented in this Form 10-K immediately following the response to
Item 4.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is hereby incorporated by reference to page 5 and pages 12 through 18 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 16, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

   The information required by this Item is hereby incorporated by reference to pages 2 and 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 16, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There are no reportable relationships or related transactions under Item 13.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K.

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1. FINANCIAL STATEMENTS:<F*>                                             Page
                                                                                  ----
            Consolidated Balance Sheets as of March 30, 1999 and March 31, 1998     24<F*>

            Consolidated Statements of Earnings for the year ended March 30,
            1999; the year ended March 31, 1998; and the year ended March 25,
            1997                                                                    25<F*>

            Consolidated Statements of Cash Flows for the year ended March 30,
            1999; the year ended March 31, 1998; and the year ended March 25,
            1997                                                                    26<F*>

            Consolidated Statements of Shareholders' Equity for the year ended
            March 30, 1999; the year ended March 31, 1998; and the year ended
            March 25, 1997                                                          27<F*>

            Notes to Consolidated Financial Statements                              28-39<F*>

            Report of Independent Accountants                                       41<F*>

    <F*>  Incorporated herein by reference to the indicated pages of the
          Annual Report to Shareholders for fiscal 1999.

     2.   FINANCIAL STATEMENT SCHEDULES

          Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     3.   EXHIBITS

     3.1     --   Amended and Restated Certificate of Incorporation
                  of The Earthgrains Company (dated February 26,
                  1996) (incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended March 25,
                  1997).

     3.2     --   Certificate of Amendment of the Amended and
                  Restated Certificate of Incorporation of The
                  Earthgrains Company (filed November 17, 1998).

     3.3     --   By-Laws of The Earthgrains Company (amended and
                  restated as of February 22, 1996) (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended March 25, 1997).

     4.1     --   Form of Rights Agreement dated as of February 22,
                  1996 between the Company and Boatmen's

                  Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 10-K for the fiscal year ended March 25, 1997).

     10.1    --   The Earthgrains Company 1996 Stock Incentive Plan
                  (As Amended April 11, 1996, March 21, 1997, May
                  30, 1997 and April 29, 1999; Restated to reflect two 2-for-1 Stock Splits on July 28, 1997and July
                  20, 1998).<F*>

     10.2    --   The Earthgrains Company Non-Employee Directors
                  Deferred Fee Plan effective October 6, 1998.<F*>

     10.3    --   Amendment No. 1 to The Earthgrains Company Employee
                  Stock Ownership Plan dated June 30, 1996 (amendment no. 1 also restated the Plan) (incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended March 25, 1997).

     10.4    --   Amendment No. 2 to The Earthgrains Company Employee
                  Stock Ownership/401(k) Plan dated July 1, 1996
                  (incorporated by reference to Exhibit 10.4 to Form
                  10-K for the fiscal year ended March 31, 1998).

     10.5    --   The Earthgrains Company Employee Stock Ownership/
                  401(k) Plan Trust Agreement (Dated July 1, 1996)
                  (incorporated by reference to Exhibit 10.4 to Form
                  10-K for the fiscal year ended March 25, 1997).

     10.6    --   The Earthgrains Company Exceptional Performance
                  Plan (Effective as of March 26, 1997) (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended March 25, 1997).<F*>

     10.7    --   The Earthgrains Company Excess Benefit Plan
                  (Effective October 1, 1993) (incorporated by reference to Exhibit 10.6 to Form 10 filed February
                  28, 1996).<F*>

     10.8    --   The Earthgrains Company Supplemental Executive
                  Retirement Plan (Effective April 1, 1996)
                  (incorporated by reference to Exhibit 10.7 to Form
                  10 filed February 28, 1996).<F*>

     10.9    --   The Earthgrains Company 401(k) Restoration Plan
                  (Effective April 1, 1996) (incorporated by reference to Exhibit 10.8 to Form 10 filed February 28,
                  1996).<F*>

     10.10   --   The Earthgrains Company Executive Deferred
                  Compensation Plan (Effective March 27, 1996)
                  (incorporated by reference to Exhibit 10.9 to Form
                  10 filed February 28, 1996).<F*>

     10.11   --   License Agreement with Anheuser-Busch Companies,
                  Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 26, 1996).

     10.12   --   Form of Second Amended and Restated Credit
                  Agreement (Effective as of October 3, 1997) among the Registrant, the Bank of America National Trust and Savings Association, as Administrative Agent and Letter of Credit Issuing Lender, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended March 31, 1998).

     10.13   --   Form of First Amendment to the Second Amended and
                  Restated Credit Agreement (dated as of February 2,
                  1999) among the Registrant, various financial institutions, and Bank of America National Trust and Savings Association, as Administrative Agent.

     10.14   --   Employment Agreement between the Company and Barry
                  H. Beracha (incorporated by reference to Exhibit
                  10.14 to Form 10-K for the fiscal year ended March
                  25, 1997). <F*>

     10.15   --   Senior Executive Agreement between the Company and
                  Mr. Argente (Dated October 23, 1996)(incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended March 25, 1997). <F*>

     13.     --   Pages 17 through 41 and a portion of page 43 of the
                  Company's Annual Report to Shareholders for fiscal year 1999, a copy of which is furnished for the information of the Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.

     21.     --   Subsidiaries of the Company.

     23.1    --   Consent of independent accountants.

     23.2    --   Consent of independent accountants.

     27.     --   Financial Data Schedules.

[FN]
_____________________

  <F*>    Management contract or compensatory plan or arrangement
          required to be filed pursuant to Item 14(a)(3) of Form 10-K.


(b)  REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the fourth quarter of fiscal year 1999.



                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            THE EARTHGRAINS COMPANY
                            (Registrant)



                            By:         BARRY H. BERACHA
                               ------------------------------------
                                        Barry H. Beracha
                                    Chairman of the Board and
                                     Chief Executive Officer

Date:  June 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                          Title                           Date
       ---------                          -----                           ----
    BARRY H. BERACHA              Chairman of the Board,              June 25, 1999
------------------------            Chief Executive
   (Barry H. Beracha)               Officer, and Director
                                    (Principal Executive
                                    Officer)

    MARK H. KRIEGER               Vice President and Chief            June 25, 1999
------------------------            Financial Officer
   (Mark H. Krieger)                (Principal Financial
                                    Officer)

    VIRGIL REHKEMPER              Vice President and                  June 25, 1999
------------------------            Controller (Principal
   (Virgil Rehkemper)               Accounting Officer)





    J. JOE ADORJAN                Director                            June 25, 1999
------------------------
   (J. Joe Adorjan)


    PETER F. BENOIST              Director                            June 25, 1999
------------------------
   (Peter F. Benoist)


    MAXINE K. CLARK               Director                            June 25, 1999
------------------------
   (Maxine K. Clark)


    JAIME IGLESIAS                Director                            June 25, 1999
------------------------
   (Jaime Iglesias)


    JERRY E. RITTER               Director                            June 25, 1999
------------------------
   (Jerry E. Ritter)


    WILLIAM E. STEVENS            Director                            June 25, 1999
------------------------
   (William E. Stevens)