Form 10-Q
period 1999-06-22
EARTHGRAINS CO /DE/
filed 1999-08-05
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                   For the Quarter Ended June 22, 1999

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

   $.01 Par Value Common Stock - 42,708,196 shares as of July 20, 1999

                        THE EARTHGRAINS COMPANY

                                  Index


                                                      Page No.
                                                      --------

Part I.  Financial Information

      Condensed Consolidated Balance Sheets              2

      Condensed Consolidated Statements of Earnings      3

      Condensed Consolidated Statements of Cash Flows    4

      Notes to Condensed Consolidated Financial
      Statements                                         5
      Management's Discussion and Analysis of
      Financial Condition and Results of Operations      8

Part II.  Other Information

      Other Information                                  11

      Exhibits and Reports on Form 8-K                   11


                         THE EARTHGRAINS COMPANY
                 Condensed Consolidated Balance Sheets
                             (In millions)
                              (Unaudited)
                                                 June 22,      March 30,
                                                   1999          1999
                                                 --------      ---------
Assets:
Current assets:
    Cash and cash equivalents                    $   56.8      $   53.1
    Accounts receivable, net of allowance
      for doubtful accounts of $5.6 and
      $5.6, respectively                            199.1         184.5
    Inventories                                      76.2          77.7
    Deferred income taxes and other                  66.9          69.4
                                                 --------      --------
             Total current assets                   399.0         384.7
Other assets, net                                    46.9          46.0
Goodwill, net                                       397.4         399.8
Plant and equipment, net                            749.0         761.1
                                                 --------      --------
             Total assets                        $1,592.3      $1,591.6
                                                 ========      ========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                             $  120.9      $  125.5
    Accrued salaries, wages and benefits             57.0          56.9
    Accrual for restructuring and consolidation      29.8          32.4
    Other current liabilities                        66.6          67.8
                                                 --------      --------
             Total current liabilities              274.3         282.6

Postretirement benefits                             113.1         114.0
Long-term debt                                      385.2         369.3
Deferred income taxes                               102.0         102.7
Other noncurrent liabilities                         66.1          73.6
Commitments and contingencies                          --            --
Minority interest-mandatorily redeemable
  preferred stock of subsidiary                      10.0          10.0
Shareholders' equity
    Common stock                                      0.4           0.4
    Additional paid-in capital                      618.6         616.6
    Retained earnings                                89.9          79.1
    Unearned ESOP shares                            (12.5)        (13.0)
    Treasury stock                                  (26.0)        (20.4)
    Unearned portion of restricted stock             (2.3)         (2.5)
    Accumulated other comprehensive income          (26.5)        (20.8)
                                                 --------      --------
      Shareholders' equity                          641.6         639.4
                                                 --------      --------
             Total liabilities and
             shareholders equity                 $1,592.3      $1,591.6
                                                 ========      ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                   2


                         THE EARTHGRAINS COMPANY
              Condensed Consolidated Statements of Earnings
                   (In millions except per share data)
                               (Unaudited)

                                                     For the 12-week
                                                      period ended
                                             ------------------------------
                                             June 22, 1999    June 23, 1998
                                             -------------    -------------
Net sales                                      $449.6           $433.0
Cost of products sold                           247.7            244.1
                                               ------           ------

Gross profit                                    201.9            188.9
Marketing, distribution and
  administrative expenses                       177.1            168.8
                                               ------           ------
Operating income                                 24.8             20.1
Other income and expenses:
     Interest expense                            (5.5)            (4.3)
     Other income (expense), net                  0.9              2.4
                                               ------           ------
Income before income taxes                       20.2             18.2

Provision for income taxes                        7.6              7.3
Minority interest expense, net of tax            (0.1)              --
                                               ------           ------

Net income                                     $ 12.5                                       $ 10.9
                                               ======           ======

Earnings Per Share: (a)
  Basic
     Net earnings                              $  0.31          $  0.27
                                               =======          =======
     Weighted average shares outstanding         40.6             40.5
                                               ======           ======
  Diluted
     Net earnings                              $  0.30          $  0.26
                                               =======          =======
     Weighted average shares outstanding         42.1             42.5
                                               ======           ======

(a)  Prior-year shares and per-share amounts have been restated to reflect the two-for-one stock split effective July 20, 1998.

See accompanying Notes to Condensed Consolidated Financial Statements.

                        3


                         THE EARTHGRAINS COMPANY
             Condensed Consolidated Statements of Cash Flows
                   (In millions except per share data)
                               (Unaudited)
                                                  For the 12-week
                                                    period ended
                                               ----------------------
                                               June 22,      June 23,
                                                 1999          1998
                                               --------      --------
Cash flow from operating activities:
     Net income                                $ 12.5        $ 10.9
     Adjustments to reconcile earnings
       to net cash flow provided by
       operations:
          Depreciation and amortization          24.7          21.3
          Deferred income taxes                    --           1.3
     (Gain) on disposal of fixed assets          (0.1)         (3.5)
     Changes in noncash working capital         (18.4)        (21.1)
     Other, net                                 (12.9)          4.7
                                               ------        ------
          Net cash flow from operations           5.8          13.6
Cash flows from investing activities:
     Capital expenditures                       (14.2)        (17.8)
     Other, net                                   2.9           5.9
                                               ------        ------
          Net cash used by investing
          activities                            (11.3)        (11.9)
Cash flows from financing activities:
     Proceeds from (payments on) borrowings,
       net                                       15.6           4.6
     Dividends to shareholders                   (1.7)         (1.1)
     Purchases of treasury stock                 (5.6)         (3.5)
     Other                                        0.9            --
                                               ------        ------
          Net cash provided by financing
          activities                              9.2            --
                                               ------        ------
Net increase in cash and cash equivalents         3.7           1.7
Cash and cash equivalents, beginning of
  period                                         53.1          43.7
                                               ------        ------
Cash and cash equivalents, end of period       $ 56.8        $ 45.4
                                               ======        ======

See accompanying Notes to Condensed Consolidated Financial Statements.

                         4

Notes to Condensed Consolidated Financial Statements
----------------------------------------------------

Note 1 - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial statements pursuant to the applicable SEC rules and guidelines pertaining to interim financial information. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 30, 1999.

Note 2 - Inventories are carried at the lower of cost or market. Cost is determined under the first-in, first-out method.

         Total inventories consisted of the following:

                                               June 22,      March 30,
                                                 1999          1999
                                               --------      ---------
                      Raw materials             $ 59.9        $ 59.8
                      Finished goods              16.3          17.9
                                                ------        ------

                                                $ 76.2        $ 77.7
                                                ======        ======

Note 3 - Earnings per share for the quarters ended June 22, 1999 and June 23, 1998, are based on the weighted average number of shares of Earthgrains common stock outstanding for the periods presented. The difference in the weighted average shares outstanding used in the basic and dilutive earnings per share calculations represents the assumed conversion of stock options. Prior-year shares and per share amounts have been restated to reflect the two-for-one stock split effective July 20, 1998.

Note 4 - Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that noncash changes in shareholders' equity be combined with net income and reported as "comprehensive income." The Company has elected to report comprehensive income in its Statement of Shareholders' Equity. Other comprehensive income for the Company relates only to foreign currency translation adjustments. Adoption of SFAS 130 had no impact on the results of the Company's operations. For the quarters ended June 22, 1999 and June 23, 1998, comprehensive income was $6.8 million and $13.9 million, respectively.

Note 5 - In the fourth quarter of 1999, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The business segments of the Company are Bakery Products, which consists of the U.S. Bakery Products division and the European Bakery Products division, and Refrigerated Dough Products, which contains the U.S. Refrigerated Dough Products division and the European Refrigerated Dough Products division. There have been no changes to the basis of segmentation or to the basis of measurement as presented in the 1999 Annual Report to Shareholders. Summarized below is the Company's business segment information for the first quarter of fiscal 2000 and 1999 (in millions):

                                             For the 12-week period ended
Income Statement Information:               June 22, 1999     June 23, 1998
                                            -------------     -------------
  Net Sales
      Bakery Products                        $   395.9         $   374.4
      Refrigerated Dough Products                 53.7              58.6
                                             ---------         ---------
      Total                                  $   449.6         $   433.0
                                             ---------         ---------

  Operating Income
      Bakery Products                        $    22.4         $    18.0
      Refrigerated Dough Products                  5.1               4.8
      Corporate (a)                               (2.7)             (2.7)
                                             ---------         ---------
      Total                                  $    24.8         $    20.1
                                             ---------         ---------

  Depreciation & Amortization
      Bakery Products                        $    19.0         $    15.8
      Refrigerated Dough Products                  3.0               2.8
      Corporate (a)                                2.7               2.7
                                             ---------         ---------
      Total                                  $    24.7         $    21.3
                                             ---------         ---------

  Balance Sheet Information:
    Capital Expenditures
      Bakery Products                        $    10.9         $    16.0
      Refrigerated Dough Products                  3.3               1.8
                                             ---------         ---------
      Total                                  $    14.2         $    17.8
                                             ---------         ---------

(a) Amounts represent purchase accounting valuation in conjunction with the acquisition of the Company by Anheuser-Busch in 1982 and the related depreciation and amortization thereon.


Subsequent Event
----------------

Note 6 - On June 30, 1999, Earthgrains announced it had acquired Patrick Raulet, S.A., a leading producer of refrigerated dough products in Dole, France. This acquisition complements the Company's existing European Refrigerated Dough Products business, making it the largest refrigerated dough supplier in France.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

INTRODUCTION
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the 12-week period ended June 22, 1999 compared to the 12-week period ended June 23, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 30, 1999 included in the Company's Annual Report to Shareholders.

RESULTS OF OPERATIONS
---------------------

Net sales for the 12-week period ended June 22, 1999, increased to $449.6 million from $433.0 million reported for the comparable prior-year period, substantially from sales attributable to the fiscal 1999 acquisitions and new supply agreements in the Bakery Products segment, including Southern Bakeries and Reposteria Martinez. This increase in Bakery Products revenue was partially offset by the elimination of domestic lower-return business, the divestiture of the My Bread Baking Co. in the northeast, and a decline in Refrigerated Dough Product revenues, primarily as a result of reduced U.S. sales of refrigerated cookie dough and an early Easter holiday in 1999. International sales during the current quarter were impacted by a $0.6 million unfavorable foreign exchange rate impact from the prior year.

Gross margins increased significantly in the current period to 44.9% from 43.6% in the year-ago period. The margin improvements can be attributed to further improvement in operating efficiencies, improved price and mix, acquisition benefits, and lower costs.

Marketing, distribution and administrative expenses increased slightly to 39.4% from 39.0% in the year-ago quarter on a percentage-of-sales basis. The increase can primarily be attributed to the increased supply agreement and goodwill amortization relative to acquisitions.

The decrease in other income is related to a $1.7 million pre-tax gain on the sale of property reflected in the year ago period.

The lower effective income tax rate in the current quarter reflects benefits of a state tax planning strategy and a European bakery tax structure established in the fourth quarter of fiscal 1999.

Net earnings for the 12-week period were $12.5 million or $0.30 per diluted share, compared to $10.9 million, or $0.26 per diluted share in the prior year's comparable period. The significant improvement in earnings is reflective of continued benefits and efficiencies achieved from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations continues to be a primary source of liquidity. Net working capital, excluding cash and cash equivalents, was $67.9 million at June 22, 1999 compared to $49.0 million at March 30, 1999. The increase can be primarily attributed to the seasonality of the business and the temporary increase in accounts receivable in conjunction with the transition of processing to the Shared Services Center.

During the current quarter, $14.2 million was invested in capital expenditures, with spending for the fiscal year planned for a level of $90-95 million. Additionally, 255,200 shares were repurchased during the current quarter for the treasury at a cost of $5.6 million.

On April 20, 1999, Earthgrains issued $150 million in 10-year, 6.5% fixed-rate senior debentures under a $250 million shelf registration statement filed with the Securities and Exchange Commission. Proceeds from the offering were used to repay borrowings under the Company's $450 million syndicated, revolving-credit facility, to fund capital expenditures and for general corporate purposes.

In July 1999, Earthgrains established a $400 million commercial paper program to provide short-term financing for its working capital and operating requirements. The revolving-credit facility, which expires in September 2002, will serve as a liquidity backup for commercial paper.

The Company's primary routine cash requirements will consist of funding capital expenditures, interest payments pursuant to the credit facilities and dividends to shareholders. Cash provided by operations and borrowings available under the existing credit facilities and the new shelf registration and commercial paper program should continue to provide the necessary funding for ongoing cash requirements.

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

In 1994, in order to improve access to business information through integrated systems across the company, and accordingly gain efficiencies and cost improvements, Earthgrains embarked on a company-wide systems integration project using SAP software. Additionally, in the past two years, the Company has purchased a new mainframe computer to increase capacity in support of its acquisition growth strategy and has replaced all handheld computers, upgrading to the latest technology to enhance route distribution efficiency. These new components, which comprise the majority of the Company's core business computer systems, are Year 2000 compliant. The purchase of new systems and hardware as a part of the company-wide business systems improvement program are being capitalized. This improvement program is proceeding as planned in support of the Company's ongoing business strategy.

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

The project is structured into three major categories---Internal Information Systems; Property, Plant and Equipment Systems; and Third Party Suppliers and Trading Partners. The six phases of the project common to each of the categories are: (1) establishing an inventory of Year 2000 effected items; (2) assessing the risk of these identified items; (3) assessing the compliance of items considered to have a potential for material impact; (4) remediating items determined not to be in compliance; (5) testing such items; and (6) formulating contingency and business continuation plans for any areas as deemed necessary.

U.S. Bakery and Refrigerated Dough Operations
---------------------------------------------

Inventory, assessment, and remediation of internal information systems began in 1997. All critical business systems were remediated by March 1999 and testing was completed in May 1999. Property, plant and equipment systems assessment and remediation were completed in June 1999 with testing scheduled for completion in August 1999.

European Bakery Operations
--------------------------

Critical business systems inventory, assessment, and remediation were completed in June 1999 with testing scheduled for completion in October 1999. Property, plant and equipment systems assessment and remediation will be completed in September 1999 with testing scheduled for completion in October 1999. European Bakery Operations Year 2000 status includes efforts associated with the March 1999 acquisition of Reposteria Martinez.

European Refrigerated Dough Operations
--------------------------------------

Critical business systems have been inventoried and assessed with remediation scheduled for completion in August 1999 and testing scheduled for completion in October 1999. Property, plant and equipment systems assessment and remediation were completed in June 1999 with testing scheduled for completion in October 1999. European Refrigerated Dough Operations Year 2000 status includes efforts associated with the June 1999 acquisition of Patrick Raulet.

The Company is in the process of communicating with all (U.S. and European) Third Party Suppliers and Trading Partners to coordinate Year 2000 conversion and obtain assurances that their systems are Year 2000 compliant. Contingency plans are being developed, as considered necessary, for each of the three project categories with completion targeted for August 1999 and October 1999 for U.S. and European Operations, respectively. Such plans will be reviewed and updated throughout 1999. Incremental project costs associated with Year 2000 compliance will be expensed or capitalized where appropriate as incurred and are expected to total approximately $5 million, based upon current estimates. Such costs are not anticipated to be material to the Company's financial position or results of operations.

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

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security-Holders. At the Annual Meeting of Shareholders of the Company held July 16, 1999, the following matters were voted upon:

         1.  Election of Barry H. Beracha, Peter F. Benoist and Maxine
K. Clark to serve as Directors of the Company for a term of three years expiring in 2002.


                                             For        Withheld

             Barry H. Beracha            37,021,789     104,966
             Peter F. Benoist            37,021,335     105,420
             Maxine K. Clark             37,009,811     116,944

         2.  Reapproval of the Company's Exceptional Performance Plan.

             For           35,968,030
             Against        1,042,670
             Abstain          116,053
             Non-Votes              2

         3. Shareholder proposal recommending that the Company declassify its Board of Directors.

             For           20,617,714
             Against        9,972,189
             Abstain        1,496,055
             Non-Votes      5,040,797

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

                                    THE EARTHGRAINS COMPANY
                                    (Registrant)


Date:  August 5, 1999               By:  Mark H. Krieger


                                    /s/ MARK H. KRIEGER
                                    -----------------------
                                    Mark H. Krieger
                                    Vice President and
                                    Chief Financial Officer