Form 10-Q
period 1999-09-14
EARTHGRAINS CO /DE/
filed 1999-10-28
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 14, 1999

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

     $.01 Par Value Common Stock - 42,513,596 shares as of October 12, 1999

                            THE EARTHGRAINS COMPANY

                                     Index


                                                            Page No.
                                                            --------

Part I.   FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets                2

          Condensed Consolidated Statements of Earnings        3

          Condensed Consolidated Statements of Cash Flows      4

          Notes to Condensed Consolidated Financial
          Statements                                           5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  7

Part II.  OTHER INFORMATION

          Other Information                                    11

          Exhibits and Reports on Form 8-K                     11


                            THE EARTHGRAINS COMPANY
                      Condensed Consolidated Balance Sheets
                                 (In millions)
                                  (Unaudited)
                                                Sept. 14,     March 30,
                                                  1999          1999
                                                ---------     ---------
Assets
Current assets:
   Cash and cash equivalents                    $   30.6       $   53.1
   Accounts receivable, net of allowance
    for doubtful accounts of $5.7 and
    $5.6, respectively                             223.9          184.5
   Inventories                                      78.6           77.7
   Deferred income taxes and other                  68.9           69.4
                                                --------       --------
         Total current assets                      402.0          384.7
Other assets, net                                   43.3           46.0
Goodwill, net                                      428.3          399.8
Plant and equipment, net                           757.2          761.1
                                                --------       --------
         Total assets                           $1,630.8       $1,591.6

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                             $  127.3       $  125.5
   Accrued salaries, wages and benefits             56.4           56.9
   Accrual for restructuring and consolidation      25.7           32.4
   Other current liabilities                        79.6           67.8
                                                --------       --------
         Total current liabilities                 289.0          282.6

Postretirement benefits                            111.4          114.0
Long-term debt                                     381.7          369.3
Deferred income taxes                              101.8          102.7
Other noncurrent liabiliies                         84.7           73.6
Commitments and contingecies                          --             --
Minority interest-mandatorily redeemable
 preferred stock of subsidiary                      10.0           10.0
Shareholders' equity
   Common stock                                      0.4            0.4
   Additional paid-in capital                      619.8          616.6
   Retained earnings                               103.6           79.1
   Unearned ESOP shares                            (12.2)         (13.0)
   Treasury stock                                  (31.3)         (20.4)
   Unearned portion of restricted stock             (2.1)          (2.5)
   Accumulated other comprehensive income          (26.0)         (20.8)
                                                ---------      ---------
      Shareholders' equity                         652.2          639.4
                                                --------       ---------
         Total liabilities and shareholders'
         equity                                 $1,630.8       $1,591.6
                                                ========       ========


                          See accompanying Notes to Condensed Consolidated Financial Statements.


                            THE EARTHGRAINS COMPANY
                  Condensed Consolidated Statements of Earnings
                      (In millions except per share data)
                                  (Unaudited)

                          12-week period ended           24-week period ended
                       ----------------------------  ----------------------------
                       September 14,  September 15,  September 14,  September 15,
                           1999           1998           1999            1998
                           ----           ----           ----            ----
Net sales               $469.4         $442.4         $919.0         $875.4

Cost of products sold    260.6          250.0          508.3          494.1
                        ------         ------         ------         ------
Gross profit             208.8          192.4          410.7          381.3

Marketing, distribution
and administrative
expenses                 178.5          166.9          355.6          335.7

Provision for
restructuring and
consolidation                -            5.8              -            5.8
                        ------         ------         ------         ------

Operating income          30.3           19.7           55.1           39.8

Other income and
expenses:
   Interest expense       (5.5)          (4.5)         (11.0)          (8.8)
   Other income
   (expense), net          0.8            1.6            1.7            4.0
                        ------         ------         ------         ------

Income before income
taxes                     25.6           16.8           45.8           35.0

Provision for income
taxes                      9.7            6.8           17.3           14.1

Minority interest
expense, net of tax       (0.2)             -           (0.3)             -

Net income               $15.7          $10.0          $28.2          $20.9
                         =====          =====          =====          =====

Earnings per share:
   Basic
      Net earnings        $0.39          $0.25          $0.70          $0.51
                          =====          =====          =====          =====
      Weighted average
      shares outstanding  40.6           40.6           40.5           40.6
                          ====           ====           ====           ====

   Diluted
      Net earnings        $0.37          $0.23          $0.67          $0.49
                          =====          =====          =====          =====
      Weighted average
      shares outstanding  42.1           42.8           42.1           42.7
                          ====           ====           ====           ====


                          See accompanying Notes to Condensed Consolidated Financial Statements.


                                                      THE EARTHGRAINS COMPANY
                                          Condensed Consolidated Statements of Cash Flows
                                                (In millions except per share data)
                                                            (Unaudited)

                                                                     For the 24-week
                                                                      period ended
                                                             -----------------------------
                                                             September 14,   September 15,
                                                                 1999            1998
                                                             -------------   -------------
Cash flow from operating activities:
   Net income                                                $28.2           $20.9
   Adjustments to reconcile earnings to net cash flow
    provided by operations:
       Depreciation and amortization                          50.6            43.4
       Deferred income taxes                                  (0.4)           (2.4)
       Provision for restructuring and consolidation            --             5.8
   (Gain) on disposal of fixed assets                         (0.3)           (4.2)
   Changes in noncash working capital, net of effect
    of acquisitions                                          (30.4)          (31.0)
   Other, net                                                (15.5)            5.8
                                                             -----           -----
       Net cash flow from operations                          32.2            38.3
                                                             -----           -----
Cash flows from investing activities:
   Capital expenditures                                      (34.3)          (33.7)
   Acquisitions, net of cash acquired                        (18.4)          (71.8)
   Other, net                                                  4.5             7.9
                                                             -----           -----
       Net cash used by investing activities                 (48.2)          (97.6)
                                                             -----           -----
Cash flows from financing activities:
   Proceeds from borrowings                                   11.0            70.4
   Payments on long-term debt                                 (4.2)           (0.4)
   Dividends to shareholders                                  (3.7)           (2.8)
   Purchases of treasury stock                               (10.9)           (3.5)
   Other                                                       1.3              --
                                                             -----           -----
        Net cash (used by) provided by financing activities   (6.5)           64.5
                                                             -----           -----
Net (decrease) increase in cash and cash equivalents         (22.5)            5.2
Cash and cash equivalents, beginning of period                53.1            43.7
                                                             -----           -----
Cash and cash equivalents, end of period                     $30.6           $48.9
                                                             =====           =====


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

Note 2 - Inventories are carried at the lower of cost or market. Cost is determined under the first-in, first-out method.

Total inventories consisted of the following:

                                   Sept. 14,       March 30,
                                     1999            1999
                                   ---------       ---------

                 Raw materials      $ 61.4          $ 59.8
                 Finished goods       17.2            17.9
                                    ------          ------

                                    $ 78.6          $ 77.7
                                    ======          ======

Note 3 - Earnings per share are based on the weighted average number of shares of Earthgrains common stock outstanding for the periods presented. The difference in the weighted average shares outstanding used in the basic and dilutive earnings per share calculations represents the assumed conversion of stock options.

Note 4 - Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that noncash changes in shareholders' equity be combined with net income and reported as "comprehensive income." The Company has elected to report comprehensive income in its Statement of Shareholders' Equity. Other comprehensive income for the Company relates only to foreign currency translation adjustments. Adoption of SFAS 130 had no impact on the results of the Company's operations. For the 12- and 24-week periods ended September 14, 1999 and September 15, 1998, comprehensive income was $16.2 million and $23.0 million, and $10.0 million and $23.9 million, respectively.

Note 5 - In the fourth quarter of 1999, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The business segments of the Company are Bakery Products, which consists of the U.S. Bakery Products division and the European Bakery Products division, and Refrigerated Dough Products, which contains the U.S. Refrigerated Dough Products division and the European Refrigerated Dough Products division. There have been no changes to the basis of segmentation or to the basis of measurement as presented in the 1999 Annual Report to Shareholders. Summarized below is the Company's business segment information through the second quarter of fiscal 2000 and 1999 (in millions):

                               12-week period ended     24-week period ended
                               --------------------     --------------------
                               Sept. 14,  Sept. 15,     Sept. 14,  Sept. 15,
                                 1999        1998         1999       1998
                               ---------  ---------     ---------  ---------
Income Statement Information:
   Net Sales
      Bakery Products          $408.2     $381.1        $804.1     $755.5
      Refrigerated Dough
       Products                  61.2       61.3         114.9      119.9
                               ------     ------        ------     ------
      Total                    $469.4     $442.4        $919.0     $875.4
                               ------     ------        ------     ------

   Operating Income
      Bakery Products          $ 25.8     $ 17.1(b)     $ 48.2     $ 35.1(b)
      Refrigerated Dough
       Products                   7.1        5.2          12.2       10.0
      Corporate (a)              (2.6)      (2.6)         (5.3)      (5.3)
                               ------     ------        ------     ------
      Total                    $ 30.3     $ 19.7        $ 55.1     $ 39.8
                               ------     ------        ------     ------

   Depreciation & Amortization
      Bakery Products          $ 19.8     $ 16.6        $ 38.8     $ 32.4
      Refrigerated Dough
       Products                   3.5        2.9           6.5        5.7
      Corporate (a)               2.6        2.6           5.3        5.3
                               ------     ------        ------     ------
      Total                    $ 25.9     $ 22.1        $ 50.6     $ 43.4
                               ------     ------        ------     ------

Balance Sheet Information:
   Capital Expenditures
      Bakery Products          $ 15.1     $ 12.8        $ 26.0     $ 28.8
      Refrigerated Dough
       Products                   5.0        3.1           8.3        4.9
                               ------     ------        ------     ------
      Total                    $ 20.1     $ 15.9        $ 34.3     $ 33.7
                               ------     ------        ------     ------

(a) Amounts represent purchase accounting valuation in conjunction with the acquisition of the Company by Anheuser-Busch in 1982 and the related depreciation and amortization thereon.

(b) Includes the $5.8 million pretax provision for restructuring and consolidation.


Note 6 - Effective June 30, 1999, Earthgrains completed the acquisition of Patrick Raulet, S.A., a leading producer of refrigerated dough products in Dole, France. This acquisition complements the Company's existing European Refrigerated Dough Products business, making it the largest refrigerated dough supplier in France. This acquisition was funded through the cash flows of the local existing operations and has been accounted for using the purchase method. Accordingly, the results of operations, which did not have a material impact during the current quarter, are reflected in the consolidated statement of earnings from the date of acquisition.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
---------------------------------------------

INTRODUCTION
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the 12- and 24-week periods ended September 14, 1999 compared to the 12- and 24-week periods ended September 15, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 30, 1999 included in the Company's Annual Report to Shareholders.

RESULTS OF OPERATIONS
---------------------

Net sales for the 12-week period ended September 14, 1999, increased to $469.4 million from $442.4 million reported for the comparable prior-year period. For the respective 24-week periods, net sales increased to $919.0 million from the year-ago $875.4 million. Sales growth can be attributed to the continued impact of fiscal 1999 acquisitions and new supply agreements in the Bakery Products segment, including Southern Bakeries and Reposteria Martinez. This increase in Bakery Products revenue was partially offset by the elimination of domestic lower-return business, the divestiture of the My Bread Baking Co. in the northeast, and a decline in Refrigerated Dough Product revenues, primarily as a result of reduced U.S. sales of refrigerated cookie dough and an early Easter holiday in 1999. International sales during the current quarter were effected by a $4.4 million unfavorable foreign exchange rate compared to the prior year, $4.9 million year to date.

Gross margins increased significantly in the current period to 44.5% from 43.5% a year ago and to 44.7% from 43.6% year to date. The margin improvements can be attributed to continued acquisition-related benefits and further improvement in operating efficiencies and lower costs across both business segments - bakery and refrigerated dough products.

On a percentage-of-sales basis, marketing, distribution and administrative expenses increased slightly to 38.0% from 37.7% in the year-ago quarter and to 38.7% from 38.3% on a year-to-date comparison. The increase can primarily be attributed to the increased supply agreement and goodwill amortization relative to acquisitions.

The $5.8 million pre-tax restructuring charge recorded in the year-ago quarter was for costs to close the Macon, Georgia and Montgomery, Alabama bakeries, and for severance costs related to the creation of a Financial Shared Services Center in St. Louis. An additional charge will be reflected in the upcoming third quarter as a result of the recently announced plans to close the Johnson City, Tennessee bakery.

The year-to-date decrease in other income is primarily related to a $1.7 million pre-tax gain on the sale of property reflected in the year-ago first quarter.

The lower effective income tax rate in the current year reflects benefits of a state tax planning strategy and a European bakery tax structure established in the fourth quarter of fiscal 1999.

Net earnings for the 12-week period were $15.7 million or $0.37 per diluted share, compared to $10.0 million, or $0.23 per diluted share in the prior year's comparable period. Year-to-date earnings were $28.2 million or $0.67 per diluted share compared to $20.9 million or $0.49 per diluted share in fiscal 1998.

The significant improvement in earnings is reflective of continued benefits and efficiencies achieved from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations continues to be a primary source of liquidity. Net working capital, excluding cash and cash equivalents, was $82.4 million at September 14, 1999 compared to $49.0 million at March 30, 1999. The increase can be primarily attributed to the seasonality of the business and the temporary increase in accounts receivable in conjunction with the transition of processing to the Shared Services Center.

$34.3 million has been invested in capital expenditures to date, with spending for the fiscal year planned for a level of $90-95 million. Additionally, 207,700 shares were repurchased during the current quarter for the treasury at a cost of $5.3 million; 462,900 shares have been purchased year to date at a cost of $10.9 million.

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

U.S. Bakery and Refrigerated Dough Operations
---------------------------------------------

Inventory, assessment, and remediation of internal information systems began in 1997. All critical business systems were remediated by March 1999 and testing was completed in May 1999. Property, plant and equipment systems assessment and remediation were completed in June 1999 with testing completed in August 1999.

European Bakery Operations
--------------------------

Critical business systems inventory, assessment, and remediation were completed in June 1999 with testing scheduled for completion in October 1999. Property, plant and equipment systems assessment and remediation will be completed in
October 1999 with testing scheduled for completion in November 1999.   European
Bakery Operations Year 2000 status includes efforts associated with the March 1999 acquisition of Reposteria Martinez.

European Refrigerated Dough Operations
--------------------------------------

Critical business systems have been inventoried and assessed with remediation completed in September 1999 and testing scheduled for completion in October 1999. Property, plant and equipment systems assessment and remediation were completed in June 1999 with testing scheduled for completion in October 1999. European Refrigerated Dough Operations Year 2000 status includes efforts associated with the June 1999 acquisition of Patrick Raulet.

The Company is in the process of communicating with all (U.S. and European) Third Party Suppliers and Trading Partners to coordinate Year 2000 conversion and obtain assurances that their systems are Year 2000 compliant. Contingency plans are being developed, as considered necessary, for each of the three project categories with an October 1999 target completion. Incremental project costs associated with Year 2000 compliance will be expensed or capitalized where appropriate as incurred and are expected to total approximately $5 million, based upon current estimates. Such costs are not anticipated to be material to the Company's financial position or results of operations.

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

                                       THE EARTHGRAINS COMPANY
                                       (Registrant)


Date:  October 27, 1999                By:  Mark H. Krieger


                                       /S/ MARK K. KRIEGER
                                           Mark H. Krieger
                                           Vice President and
                                           Chief Financial Officer