Form 10-Q
period 2000-01-04
EARTHGRAINS CO /DE/
filed 2000-02-17
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Quarter Ended January 4, 2000

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

   $.01 Par Value Common Stock - 42,405,381 shares
                   as of February 1, 2000

                  THE EARTHGRAINS COMPANY

                           Index

                                                 Page No.
                                                 --------

Part I.   FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets      2

          Condensed Consolidated Statements of
          Earnings                                   3

          Condensed Consolidated Statements of
          Cash Flows                                 4

          Notes to Condensed Consolidated
          Financial Statements                       5

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                 8

Part II.  OTHER INFORMATION

          Other Information                          11

          Exhibits and Reports on Form 8-K           11

                           THE EARTHGRAINS COMPANY
                    Condensed Consolidated Balance Sheets
                                (In millions)
                                 (Unaudited)
                                        January 4,   March 30,
                                           2000        1999
                                        ----------   ---------
Assets
Current assets:
    Cash and cash equivalents            $   28.8     $   53.1
    Accounts receivable, net of
     allowance for doubtful
     accounts of $5.5 and $5.6,
     respectively                           237.6        184.5
    Inventories                              78.6         77.7
    Deferred income taxes and
     other                                   77.4         69.4
                                         --------     --------
          Total current assets              422.4        384.7
Other assets, net                            44.1         46.0
Goodwill, net                               422.8        399.8
Plant and equipment, net                    745.9        761.1
                                         --------     --------
          Total assets                   $1,635.2     $1,591.6
                                         ========     ========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                     $  145.4     $  125.5
    Accrued salaries, wages and
     benefits                                59.7         56.9
    Accrual for restructuring and
     consolidation                           20.3         32.4
    Other current liabilities                71.1         67.8
                                         --------     --------
          Total current liabilities         296.5        282.6

Postretirement benefits                     109.7        114.0
Long-term debt                              380.3        369.3
Deferred income taxes                       101.9        102.7
Other noncurrent liabilities                 79.9         73.6
Commitments and contingencies                  --           --
Minority interest-mandatorily
 redeemable preferred stock of
 subsidiary                                  10.0         10.0
Shareholders' equity
    Common stock                              0.4          0.4
    Additional paid-in capital              621.0        616.6
    Retained earnings                       120.3         79.1
    Unearned ESOP shares                    (11.6)       (13.0)
    Treasury stock                          (33.9)       (20.4)
    Unearned portion of restricted
     stock                                   (1.8)        (2.5)
    Accumulated other comprehensive
     income                                 (37.5)       (20.8)
                                         --------     --------
      Shareholders' equity                  656.9        639.4
                                         --------     --------
          Total liabilities and
          shareholders' equity           $1,635.2     $1,591.6
                                         ========     ========

See accompanying Notes to Condensed Consolidated
Financial Statements.

                           THE EARTHGRAINS COMPANY
                Condensed Consolidated Statements of Earnings
                     (In millions except per share data)
                                 (Unaudited)
                             16-week period ended    40-week period ended
                            ----------------------  ----------------------
                            January 4,  January 5,  January 4,  January 5,
                               2000        1999        2000        1999
                               ----        ----        ----        ----
Net sales                     $642.8      $609.2     $1,561.8    $1,484.6

Cost of products sold          356.0       347.9        864.0       842.0
                              ------      ------     --------    --------
Gross profit                   286.8       261.3        697.8       642.6

Marketing, distribution
 and administrative
 expenses                      247.8       225.8        604.0       561.5

Provision for restructuring
 and consolidation               2.3         2.6          2.3         8.4
                              ------      ------     --------    --------
Operating income                36.7        32.9         91.5        72.7

Other income and expenses:
   Interest expense             (7.9)       (6.3)       (18.9)      (15.1)
   Other income (expense),
    net                          1.2         1.1          3.2         5.1
                               -----       -----        -----       -----
Income before income taxes      30.0        27.7         75.8        62.7

Provision for income taxes      11.1        10.7         28.4        24.8
Minority interest expense,
 net of tax                     (0.2)          -         (0.5)          -
                               -----       -----        -----       -----
Net income                     $18.7       $17.0        $46.9       $37.9
                               =====       =====        =====       =====

Earnings per share:
   Basic
      Net earnings              $0.46       $0.42        $1.16       $0.93
                                =====       =====        =====       =====
      Weighted average
       shares outstanding       40.6        40.7         40.5        40.7
                                ====        ====         ====        ====

   Diluted
      Net earnings              $0.45       $0.40        $1.12       $0.89
                                =====       =====        =====       =====
      Weighted average
       shares outstanding       41.9        42.9         42.0        42.8
                                ====        ====         ====        ====

See accompanying Notes to Condensed Consolidated
Financial Statements.

                             3

                           THE EARTHGRAINS COMPANY
               Condensed Consolidated Statements of Cash Flows
                     (In millions except per share data)
                                 (Unaudited)
                                           For the 40-week
                                             period ended
                                      -------------------------
                                      January 4,     January 5,
                                         2000           1999
                                      ----------     ----------
Cash flow from operating activities:
   Net income                           $ 46.9         $ 37.9
   Adjustments to reconcile earnings
    to net cash flow provided by
    operations:
       Depreciation and amortization      86.7           76.7
       Deferred income taxes              (0.3)          (3.7)
       Provision for restructuring
        and consolidation ($2.3
        million, less cash payments
        of $0.9 million; $8.4 million,
        less cash payments of $1.3
        million)                           1.4            7.1
   (Gain) on disposal of fixed assets     (0.6)          (4.6)
   Changes in noncash working capital,
    net of effect of Acquisitions        (49.7)         (17.7)
   Other, net                            (16.3)          (1.0)
                                        ------         ------
        Net cash flow from operations     68.1           94.7
                                        ------         ------
Cash flows from investing activities:
   Capital expenditures                  (62.7)         (57.2)
   Acquisitions, net of cash acquired    (20.2)         (78.2)
   Other, net                              5.9           35.6
                                        ------         ------
        Net cash used by investing
         activities                      (77.0)         (99.8)
                                        ------         ------
Cash flows from financing activities:
   Proceeds from borrowings                9.6           27.5
   Payments on long-term debt             (2.7)          (0.4)
   Dividends to shareholders              (5.7)          (4.5)
   Purchases of treasury stock           (13.5)          (3.5)
   Other                                   1.5             --
                                        ------         ------
        Net cash (used by) provided
         by financing activities         (10.8)          19.1
Effect of exchange rate changes on
 cash                                     (4.6)           3.8
Net (decrease) increase in cash
 and cash equivalents                    (24.3)          17.8
Cash and cash equivalents, beginning
 of period                                53.1           43.7
                                        ------         ------
Cash and cash equivalents, end of
 period                                 $ 28.8         $ 61.5
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

Note 2 - Inventories are carried at the lower of cost or market. Cost is determined under the first-in, first-out method.

Total inventories consisted of the following:

                                 January 4,    March 30,
                                    2000         1999
                                 ----------    ---------

               Raw materials      $   61.5      $  59.8
               Finished goods         17.1         17.9
                                  --------      -------

                                  $   78.6      $  77.7
                                  ========      =======

Note 3 - Earnings per share are based on the weighted average number of shares of Earthgrains common stock outstanding for the periods presented. The difference in the weighted average shares outstanding used in the basic and dilutive earnings per share calculations represents the assumed conversion of stock options.

Note 4 - Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that noncash changes in shareholders' equity be combined with net income and reported as "comprehensive income." The Company has elected to report comprehensive income in its Statement of Shareholders' Equity. Other comprehensive income for the Company relates only to foreign currency translation adjustments. Adoption of SFAS 130 had no impact on the results of the Company's operations. For the 16- and 40-week periods ended January 4, 2000 and January 5, 1999, comprehensive income was $7.2 million and $30.2 million, and $23.8 million and $47.7 million, respectively.

Note 5 - In the fourth quarter of 1999, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The business segments of the Company are Bakery Products, which consists of the U.S. Bakery Products division and the European Bakery Products division, and Refrigerated Dough Products, which contains the U.S. Refrigerated Dough Products division and the European Refrigerated Dough Products division. There have been no changes to the basis of segmentation or to the basis of measurement as presented in the 1999 Annual Report to Shareholders. Summarized below is the Company's business segment information through the third quarter of fiscal 2000 and 1999 (in millions):

                         16-week period ended   40-week period ended
                         --------------------   --------------------
                         January 4, January 5,  January 4, January 5,
                            2000       1999        2000       1999
                            ----       ----        ----       ----
Income Statement
Information:
   Net Sales
      Bakery Products     $ 535.8    $ 506.7     $1,339.9   $1,262.2
      Refrigerated Dough
       Products             107.0      102.5        221.9      222.4
                          -------    -------     --------   --------
      Total               $ 642.8    $ 609.2     $1,561.8   $1,484.6
                          -------    -------     --------   --------

   Operating Income
      Bakery Products (b) $  22.9    $  19.9     $   70.8   $   55.0
      Refrigerated Dough
       Products              17.4       16.6         29.6       26.6
      Corporate (a)          (3.6)      (3.6)        (8.9)      (8.9)
                          -------    -------     --------   --------
      Total               $  36.7    $  32.9     $   91.5   $   72.7
                          -------    -------     --------   --------

   Depreciation & Amortization
      Bakery Products     $  27.2    $  25.6     $   66.0   $   58.0
      Refrigerated Dough
       Products               5.3        4.1         11.8        9.8
      Corporate (a)           3.6        3.6          8.9        8.9
                          -------    -------     --------   --------
      Total               $  36.1    $  33.3     $   86.7   $   76.7
                          -------    -------     --------   --------

Balance Sheet Information:
   Capital Expenditures
      Bakery Products     $  23.0    $  20.9     $   49.0   $   49.7
      Refrigerated Dough
       Products               5.4        2.6         13.7        7.5
                          -------    -------     --------   --------
      Total               $  28.4    $  23.5     $   62.7   $   57.2
                          -------    -------     --------   --------

(a) Amounts represent purchase accounting valuation in conjunction with the acquisition of the Company by Anheuser-Busch in 1982 and the related depreciation and amortization thereon.

(b) Includes the $2.3 million pretax provision for restructuring and consolidation recorded in the third quarter of fiscal 2000 and the $2.6 million and $8.4 million pretax provisions for restructuring and consolidation recorded in fiscal 1999 for the 16-week and 40-week periods, respectively.

Note 6 - On November 15, 1999, Earthgrains announced that it had entered into an agreement to acquire the stock of Metz Baking Company. Metz Baking operates 21 bread and specialty bakeries in the upper midwest. The acquisition is pending customary governmental review.

Additionally, during the second quarter of fiscal 2000, the Company completed the acquisition of Patrick Raulet, S.A., a leading producer of refrigerated dough products in Dole, France, effective June 30, 1999. This acquisition complements the Company's existing European Refrigerated Dough Products business, making it the largest refrigerated dough supplier in France. This acquisition was funded through the cash flows of the local existing operations and has been accounted for using the purchase method. Accordingly, the results of operations, which have had a positive impact during the periods presented, are reflected in the consolidated statement of earnings from the date of acquisition.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

INTRODUCTION
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the 16- and 40-week periods ended January 4, 2000 compared to the 16- and 40-week periods ended January 5, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 30, 1999 included in the Company's Annual Report to Shareholders.

RESULTS OF OPERATIONS
---------------------

Net sales for the 16-week period ended January 4, 2000, increased 5.5% to $642.8 million from $609.2 million reported for the comparable prior-year period, despite a $14.7 million unfavorable impact from foreign exchange rates. For the respective 40-week periods, net sales increased 5.2% to $1,561.8 million from the year-ago $1,484.6 million. Excluding the impact of foreign exchange rates, sales increased 7.9% for the current quarter and 6.5% on a year-to-date basis. Sales growth can be attributed to the impact of European acquisitions, Reposteria Martinez and Patrick Raulet, combined with continued company-wide price and mix improvements. The year-to-date increase was partially offset by a decline in Refrigerated Dough Product revenues, primarily as a result of the conclusion of a domestic cookie dough co-packing arrangement in December 1998, and an early Easter holiday in 1999.

Gross margins increased significantly in the current period to 44.6% from 42.9% a year ago and to 44.7% from 43.2% year to date. The margin improvements can be attributed to continued favorable product mix shift and lower ingredient costs across both business segments, bakery and refrigerated dough products, and benefits from the European acquisitions.

On a percentage-of-sales basis, marketing, distribution and administrative expenses increased to 38.5% from 37.1% in the year-ago quarter and to 38.7% from 37.8% on a year-to-date comparison. The increase can primarily be attributed to the increases in fuel costs and additional supply agreement and goodwill amortization relative to acquisitions.

The $2.3 million pretax restructuring charge recorded in the current quarter was for costs associated with closing the Johnson City, Tennessee bakery, as a part of acquisition-related consolidation in the southeast. In the year-ago quarter, the $2.6 million pretax charge was for costs to close the Pueblo, Colorado bakery. The $5.8 million pre-tax restructuring charge recorded in the year-ago second quarter was for costs to close the Macon, Georgia and Montgomery, Alabama bakeries, and for severance costs related to the creation of a Financial Shared Services Center in St. Louis.

The increase in interest expense is directly related to the increased long-term debt, resulting from acquisitions and shares repurchased for the treasury.

The year-to-date decrease in other income is primarily related to a $1.7 million pre-tax gain on the sale of property reflected in the year-ago first quarter.

The lower effective income tax rate in the current year reflects continued benefits of ongoing state tax planning strategies and a European bakery tax structure established in the fourth quarter of fiscal 1999.

Net earnings for the 16-week period were $18.7 million or $0.45 per diluted share, compared to $17.0 million, or $0.40 per diluted share in the prior year's comparable period. Year-to-date earnings were $46.9 million or $1.12 per diluted share compared to $37.9 million or $0.89 per diluted share in fiscal 1999. The significant improvement in earnings is reflective of continued benefits and efficiencies achieved from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations continues to be a primary source of liquidity. Net working capital, excluding cash and cash equivalents, was $97.1 million at January 4, 2000 compared to $49.0 million at March 30, 1999. The increase can be primarily attributed to the seasonality of the business and the temporary increase in accounts receivable in conjunction with the transition of processing to the Shared Services Center.

$62.7 million has been invested in capital expenditures to date, with spending for the fiscal year planned for a level of $90-95 million. Additionally, 133,200 shares were repurchased during the current quarter for the treasury at a cost of $2.6 million; 596,100 shares have been purchased year to date at a cost of $13.5 million.

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

In conjunction with the pending acquisition of Metz Baking
Company, the Company has recently secured a $600 million, 364-day committed credit line as a bridge facility to initially finance the transaction. The Company will later refinance the transaction to maintain its overall financing objective of an investment-grade debt rating.

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

YEAR 2000
---------

Many computer systems process dates in application software and data files based upon two digits for the year of a transaction rather than a full four digits. As a result, there was uncertainty as to the ability of these systems to properly process dates in the year 2000. Consequently, businesses and governmental entities were at risk for possible miscalculations or systems failures causing disruptions in their business operations.

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

The Company undertook a process of executing a plan to address the Year 2000 issue with the objective to have all of its significant business systems and software applications that are date-sensitive, including those related to facilities and manufacturing activities, operating effectively before January 1, 2000. Additionally, the plan was to address the ability of suppliers and trading partners to bring their systems into Year 2000 compliance.

Earthgrains successfully completed all Year 2000 remediation and contingency planning activities during the current quarter. As a result of these accomplishments, the Company did not experience any system failures or disruptions in business operations.

Incremental project costs associated with Year 2000 compliance were expensed as incurred, or capitalized where appropriate, and totaled approximately $5 million. No subsequent events related to the Year 2000 issue are expected to materially affect the Company's financial position or results of operations.

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

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security-
Holders. No matters were submitted to a vote of security holders.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits - 10.1 - Form of Executive Severance
                                Agreement for the Chief
                                Executive Officer
                       - 10.2 - Form of Executive Severance
                                Agreement for certain other
                                executive officers.
                       - 27   - Financial Data Schedule.

         (b)  Reports on Form 8-K
              -------------------
              On November 18, 1999, the Company filed with the Securities and Exchange Commission a current report on Form 8-K disclosing the announcement of the pending acquisition of Metz Baking Company.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE EARTHGRAINS COMPANY
                            (Registrant)


Date:  February 16, 2000    By:  Mark H. Krieger


                            /S/ MARK H. KRIEGER
                                Mark H. Krieger
                                Vice President and Chief
                                Financial Officer