Form 10-K
period 2000-03-28
EARTHGRAINS CO /DE/
filed 2000-06-19
CIK 1004985

========================================================================

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED MARCH 28, 2000     OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM              TO
                                    ------------    -------------

                     COMMISSION FILE NUMBER: 1-7554

                        THE EARTHGRAINS COMPANY
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                           36-3201045
     (STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

8400 MARYLAND AVENUE, ST. LOUIS, MISSOURI            63105
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

   REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (314) 259-7000

------------------------------------------------------------------------

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

                                  NONE

------------------------------------------------------------------------

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

                     $640,923,795 AS OF MAY 26, 2000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   $.01 PAR VALUE COMMON STOCK: 42,297,077 SHARES AS OF MAY 26, 2000

                  DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Annual Report to
    Shareholders for the Fiscal Year
    Ended March 28, 2000                    PART I, PART II, and PART IV
  Portions of Definitive Proxy
    Statement for the Annual Meeting
    of Shareholders on July 14, 2000        PART II and PART III

========================================================================

       CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Matters discussed in this Report (particularly Item 7) contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. All forward-looking statements discussed in this report involve risks and uncertainties, including, but not limited to, variations in income levels of consumers, fluctuations in currency exchange rates for the Spanish peseta and French franc versus the U.S. dollar, the costs of raw materials, the ability of the Company to realize projected savings from productivity and product quality improvements, the ability of the Company to continue to participate in industry consolidation and to successfully integrate acquired businesses, legal proceedings to which the Company may become a party, competitive pricing, economic conditions in the Company's countries of operations, including interest-rate fluctuation, the possible impact of the Year 2000 date on the Company's information systems, operating systems, or those of its customers or suppliers, the impact of the European currency conversion, and other risks indicated in filings by the Company with the Securities and Exchange Commission.

     Earnings before interest expense, income taxes, depreciation, amortization and minority interest expense (EBITDA) is used in this annual report as a performance measure because it is a widely accepted financial indicator of cash-generation capability and is one component of the vesting and payout provisions in the Company's medium-term incentive program. EBITDA is not the same as income from operations or cash flow from operating activities as determined in accordance with generally accepted accounting principles. EBITDA margin is expressed as a percentage of net sales.

                                 PART I

ITEM 1.   BUSINESS.

Earthgrains Overview
--------------------

     The Earthgrains Company (the "Company") is an international manufacturer, distributor and consumer marketer of packaged fresh bread and baked goods and refrigerated dough products.

     The Company began operations in 1925 with one bakery. In 1982, Anheuser-Busch Companies, Inc. ("AB") acquired the Company (then a publicly-traded company known as Campbell-Taggart, Inc.). The Company again became an independent, publicly-traded company on March 26, 1996, when Anheuser-Busch distributed 100% of the shares of the Company to its shareholders in a spin-off. The Company's common stock began trading on the New York Stock Exchange on March 27, 1996, under its present name and the symbol "EGR."

     The Company's operations are divided into two principal businesses: Bakery Products and Refrigerated Dough Products. The Company's Bakery Products business manufactures and distributes fresh-baked goods such as baked breads, buns, rolls, bagels, cookies, snack cakes and other sweet goods in the United States and fresh-baked sliced bread, buns, snack cakes, sweet buns and brioche in Spain and Portugal. Effective March 18, 2000, the Company completed the purchase of Metz Holdings, Inc. and its operating subsidiaries, including Metz Baking Company. The acquisition added profitable brands and territory in the Upper Midwest to the Company's domestic baking business. The Company continues to be the market-share leader in its overall fresh-bakery territory and now serves approximately 50 percent of the U.S. population.

     The Company's Refrigerated Dough Products business manufactures many different canned refrigerated dough products in the United States including biscuits, specialty biscuits, dinner rolls, danishes, cookie dough, crescent rolls, breadsticks, cinnamon rolls, pizza crusts, pie crusts and toaster pastries. The Company's Refrigerated Dough Products business also manufactures and sells refrigerated dough products in Europe, primarily in France and Germany, and makes packaged rolled dough, which is used to prepare foods such as quiches, tarts and pies.

BAKERY PRODUCTS

Overview
--------

     The Company operates fresh packaged-bread and bakery-products businesses in the United States and Europe. The Company offers a wide range of products in the popular, premium and superpremium segments of the market. It sells primarily to retail grocers and other food outlets, and also serves leading food service and fast food customers with products. The products are delivered to customers' outlets primarily by way of a Company-owned direct store delivery route system. In accordance with the fresh-baked goods industry practice, the Company accepts fresh-baked goods that have not been sold by retailers by a prescribed freshness date, and operates retail thrift stores that sell certain returned products.

U.S. Bakery Products
--------------------

     The Company's U.S. Bakery Products division operates 57 direct store-delivery bakeries and 7 Diversified Products bakeries that supply the entire system with specialized products. The U.S. Bakery Products division markets its white and wheat breads, buns, rolls and other bakery products under leading brand names in 8 regions in all or part of 32 states, and across the country to food-service and fast-food customers such as Burger King(R), Pizza Hut(R), Waffle House(R) and Jack in the Box(R). The markets serving these 8 regions include 57 bakeries and 28 sales zones. The Company's 7 Diversified Products bakeries make products that include hearth breads, shelf-stable bagels, croissants, breadsticks, frozen dough products and snack cakes, which are distributed to all 8 regions and nationally to food service customers.

     The fresh-baked goods are sold primarily on a wholesale basis through a variety of distribution systems, including approximately 5,000 Company-owned direct store delivery routes, to grocers, restaurants, and institutions in areas generally within a 300 mile radius of the producing bakery. The Company operates approximately 500 retail thrift stores that sell certain returned products.

     The U.S. Bakery Products division is an industry leader in the use of information technology for category management and scan based trading. The division is also active in industry consolidation, making eight acquisitions and entering into three major retailer supply agreements in the last four years.

European Bakery Products
------------------------

     The Company's European Bakery Products division markets more than 240 branded products through almost 1,100 direct store delivery routes in Spain, the Canary Islands and Portugal. The European Bakery Products subsidiary, Bimbo, S.A., operates 10 bakeries in Spain and one in northern Portugal. The division is the leading producer of fresh-baked sliced bread, buns and rolls in Spain and the second largest producer of sliced bread in Portugal. The European Bakery Products division also produces and markets snack cakes and other sweet goods. Last year, the Company began integrating Reposteria Martinez Group, a manufacturer of sweet goods and morning goods, which it had acquired in March 1999. The European Bakery Products division is the branded market leader in the retail sweet-good segments of cake, sweet buns and brioche. Bimbo, S.A. also operates a separate store-brand bread and bun business, Pimad, S.A., a subsidiary that uses a separate manufacturing and distribution system.

REFRIGERATED DOUGH PRODUCTS

Overview
--------

     The Company operates refrigerated dough businesses in the United States and Europe, and offers a wide variety of dough products that are convenience packaged for in-home preparation and bake-off by the ultimate consumer. These products are sold primarily to retail grocers by both Company salespeople and food brokers, and are delivered to retailers' central warehouses. The Company also co-packs product for other branded food manufacturers.

U.S. Refrigerated Dough Products
--------------------------------

     The Company's U.S. Refrigerated Dough Products division is one of only two manufacturers of canned refrigerated dough in the United States. The Company is the only manufacturer of store-brand (private label) canned refrigerated dough and one of the largest store-brand toaster pastry producers in the United States. The Company's Refrigerated Dough Products include biscuits, specialty biscuits, dinner rolls, crescent rolls, cinnamon rolls, cookie dough, breadsticks, pizza crusts and pie crusts. U.S. Refrigerated Dough Products markets its products nationwide under more than 100 store brands. The division also sells products under the Company's brand name, Merico, and under a licensed brand name. The products are sold in grocery retailers' refrigerated sections.

European Refrigerated Dough Products
------------------------------------

     The Company's European Refrigerated Dough Products subsidiary, EuroDough, S.A.S., is based in France, operates 4 plants, and produces branded products under the Croustipate and Patrick Raulet brand names, as well as store-brand products. The Company also has a contract-packaging arrangement to manufacture products for The Pillsbury Company and Danone Dairy Group. The product lines include refrigerated canned, rolled, block and frozen dough in France and much of western Europe. The Company is the only manufacturer of canned refrigerated dough in Europe. The European Refrigerated Dough Products division has recently expanded distribution of its products to Italy, Greece and Poland. The 1998 acquisition of Chevalier Servant increased the Company's production capacity, adding new production capabilities including packaged yeast-leavened pizza dough. Last year's acquisition of Patrick Raulet, S.A., added both branded business and significant store-brand business, making the Company's European Refrigerated Dough business the largest refrigerated dough supplier in France.

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

     The Company competes with other national and regional wholesale bakeries, large grocery chains that have vertically integrated or in-store bakeries, small retail bakeries, and many producers of alternative foods. The identities and number of competitors vary from market to market. The Company's leading competitors in the fresh-baked goods business include Interstate Bakeries Corporation and Flowers Industries Inc.

     The Company's leading competitor in Spain manufactures products under the brand name PANRICO, but the Company experiences competition from small regional bakeries in Spain as well.

REFRIGERATED DOUGH PRODUCTS

     In the refrigerated dough product business in the U.S., the Company competes primarily with The Pillsbury Company, which produces branded products with which the Company's store brand products compete. In addition, the Company's other major competitors in the refrigerated dough and toaster pastry business include Nestle USA, Inc., the Kellogg Company and Nabisco, Inc.

     In Europe, the Company is the only manufacturer of canned refrigerated dough in Europe. However, the Company competes with Nestle S.A., Unigate plc and some small regional manufacturers of rolled, block and frozen dough products.

Raw Materials
-------------

     The products manufactured by both of the Company's business segments require a large volume of various agricultural products, including wheat for flour, soybean oil for shortening, and corn for high fructose corn syrup. Agricultural commodities represented 22-25% of the Company's cost of products sold for the 2000 fiscal year. The Company fulfills its commodities requirements through purchases from various sources, including futures contracts, options, contractual arrangements, and spot purchases on the open market. The commodity markets have experienced, and may continue to experience, significant price volatility. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, government regulations, and legislation affecting agriculture. The Company believes that adequate supplies of agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials.

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

BAKERY PRODUCTS

     The Company sells bakery products in the popular, premium and superpremium segments. The U.S. Bakery Products division's primary brand names in the popular segment for breads, buns and rolls are Colonial, Rainbo, Heiner's, Kern's, Grandma Sycamore's, Mother's, Old Home and Master. IronKids is a brand of special-recipe white bread for chidren. In the premium segment, products include premium wheat and variety breads under the Grant's Farm(R) brand name. Superpremium specialty breads, bagels and other bakery products are sold under the brand names Earth Grains, San Luis Sourdough and Redding French Bakery. Break Cake is the primary brand name for snack cakes and other sweet goods. The division also sells products in the United States under licensed brands including Sunbeam(R), Roman Meal(R), Country Hearth(R), Sun Maid(R), Holsum(R), Taystee(R), Healthy Choice(R), D'Italiano(R) and Pillsbury(R). The Company owns several federally registered trademarks, including Rainbo, IronKids, and Earth Grains. In addition, pursuant to a license agreement with Anheuser Busch Companies Inc., the Company has the right to use the federally registered trademark Grant's Farm.

     The European Bakery Products division's popular segment products include white breads, buns and rolls under the Bimbo brand name. Silueta is the brand name for premium wheat and variety breads. Superpremium specialty breads are sold under the Semilla de Oro brand name, and snack cakes and sweet goods are manufactured and sold under brand names including Martinez, Madame Brioche and Bimbo Cao.

REFRIGERATED DOUGH PRODUCTS

     In addition to manufacturing and selling refrigerated dough products under many different store brands, the U.S. Refrigerated Dough Products division sells its products under the Company's Merico brand name and the licensed Sun Maid(R) brand name. The European Refrigerated Dough Products division sells canned and rolled dough under various store brands as well as under the CroustiPate and Patrick Raulet brand names.

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

Employees
---------

     As of March 28, 2000, the Company employed more than 26,000 persons, of which approximately 22,100 were based in the United States. Approximately 65% of the Company's domestic employees are subject to approximately 300 union contracts. The Company believes its labor relations to be satisfactory.

Business Segment and Geographic Information
-------------------------------------------

     The percentage of net sales attributable to the Company's business segments for fiscal year 2000 was 85.6% for Bakery Products and 14.4% for Refrigerated Dough Products. In addition to the information provided in Items 1 and 2 in this Form 10-K, further information regarding the Company's business segments and geographic information is contained in Notes 14 and 15 on pages 44 and 45 of the Company's Annual Report to Shareholders for fiscal year 2000, and is hereby incorporated by reference.

Year 2000
---------

     Information regarding the Company's Year 2000 preparation and planning activities is hereby incorporated by reference to page 29 of the Company's Annual Report to Shareholders for Fiscal Year 2000.

ITEM 2.   PROPERTIES.

     Domestically, the Company operates 66 manufacturing facilities in 24 states. The Company's European subsidiaries own and operate 10 bakeries in Spain, 1 bakery in Portugal and 4 refrigerated dough manufacturing plants in France. The Company's domestic bakeries operate at approximately 80% of capacity. The Company owns all of its manufacturing facilities, except for the facilities in Highland Park (Detroit), Michigan; Rock Island, Illinois; Birmingham, Alabama; Ft. Payne, Alabama; both manufacturing facilities in San Luis Obispo, California; and the facility in Redding, California, which are leased. The Highland Park (Detroit) facility is subject to a lease which expires in 2019 and which gives the Company the option to purchase the property at any time during the lease term at fair market value. The Rock Island facility is subject to two leases, both of which expire in 2001, and each of which grant the Company four consecutive five-year renewal options. The Birmingham facility is subject to a lease that expires in 2001 with an option to renew the lease for an additional five-year term. The Ft. Payne facility is subject to two leases that expire in 2010 and 2016; both leases give the Company an option to purchase the property. The leases for the San Luis Obispo facilities expire in 2004 and 2008 respectively, and both leases give the Company an option to purchase the property. The Redding facility lease expires in 2002 and the Company has purchased a new facility into which it has relocated the Redding manufacturing operations. Domestically, the Company operates approximately 500 retail thrift stores and maintains approximately 665 distribution centers, the majority of which are leased. The Company also owns and leases retail thrift stores and distribution centers in Spain. The Company owns its corporate headquarters and a research and development facility in St. Louis, Missouri. The Company leases space in St. Louis, Missouri for its Financial Shared Services Center; that lease expires in 2004, and the Company has a five-year renewal option. The Company also subleases space in St. Louis for the corporate headquarters of its Refrigerated Dough Products division. That tenancy is pursuant to a sublease which expires in 2004 with options, at the Company's discretion, to enter into a direct lease for a period of either six additional years or one additional year with a further five-year renewal option. The Company leases its Spanish corporate headquarters in Barcelona, Spain. The Company maintains approximately 8,000 motor vehicles in its domestic fleet, which are used principally in the sales and distribution of its products.

     The Company's Worldwide Bakery Products facilities and the products produced at each are as follows:

U.S. BAKERY PRODUCTS

PLANTS                              PRODUCTS
------                              --------
Albuquerque, New Mexico             Bread & Buns
Atlanta, Georgia                    Bread & Buns
Bellevue (Omaha), Nebraska          Bread & Buns
Birmingham, Alabama                 Bread & Buns
Chattanooga, Tennessee              Bread & Buns
Chicago, Illinois                   Bread

Dallas, Texas                       Bread & Buns
Denver, Colorado                    Bread & Buns
Des Moines, Iowa                    Bread & Buns
Dothan, Alabama                     Bread & Buns
Dubuque, Iowa                       Bread & Buns
Eau Claire, Wisconsin               Buns & Muffins
El Paso, Texas                      Bread & Buns
Fergus Falls, Minnesota             Bread
Fresno, California                  Bread & Buns
Grand Junction, Colorado            Bread & Buns
Grand Rapids, Michigan              Bread, Buns, Donuts & Frozen Dough
Harlingen, Texas                    Bread & Buns
Hastings, Nebraska                  Bread & Buns
Highland Park (Detroit), Michigan   Bread & Buns
Houston, Texas                      Bread & Buns
Huntington, West Virginia           Bread & Buns
Huntsville, Alabama                 Buns
Hutchinson, Kansas                  Buns
Knoxville, Tennessee                Buns
London, Kentucky                    Bread & Buns
Louisville, Kentucky                Bread & Buns
Lubbock, Texas                      Bread & Buns
Madison, Wisconsin                  Bread, Buns, Donuts & Sweet Rolls
Marquette, Michigan                 Bread & Buns
Memphis, Tennessee                  Bread & Buns
Meridian, Mississippi               Bread & Buns
Milwaukee, Wisconsin                Bread & Buns
Mobile, Alabama                     Bread & Buns
Nashville, Tennessee                Bread & Buns
Oakland, California                 Bread, Buns & English Muffins
Oklahoma City, Oklahoma             Bread & Buns
Orangeburg, South Carolina          Bread & Buns
Owensboro, Kentucky                 Bread & Buns
Phoenix, Arizona                    Bread & Buns
Redding, California                 Bread & Buns
Rockford, Illinois                  Bread, Buns & Croutons
Rock Island, Illinois               Bread & Buns
Roseville (Minneapolis-St. Paul),
Minnesota                           Bread & Buns
Sacramento, California              Bread & Buns
Salt Lake City, Utah                Bread & Buns
San Antonio, Texas                  Bread & Buns
San Luis Obispo, California (2)     Bread & Buns

Sioux City, Iowa                    Bread & English Muffins
Sioux Falls, South Dakota           Bread, Buns & Donuts
South Sioux City, Nebraska          Buns & Pies
Springfield, Missouri               Bread & Buns
Stockton, California                Bread, Buns & Sweet Goods
Tucson, Arizona                     Bread & Buns
Valdese, North Carolina             Bread, Buns & Sweet Goods
Wichita, Kansas                     Bread & Buns

DIVERSIFIED PRODUCTS

PLANTS                              PRODUCTS
------                              --------

Albuquerque, New Mexico             Bagels
Beatrice, Nebraska                  Fruit Cakes
Ft. Payne, Alabama                  Bread, Buns, Sweet Goods & Bagels
LaCrosse, Wisconsin                 Croutons & Stuffing Mix
Paris, Texas                        Bread, Buns, Sweet Goods & Frozen Dough
Rome, Georgia                       Granola Bars
Watertown, South Dakota             Sweet Goods & Donuts

EUROPEAN BAKERY PRODUCTS

PLANTS                              PRODUCTS
------                              --------

Aguimes (Canary Islands), Spain     Bread & Buns
Albergaria-a-Velha, Portugal        Bread
Almansa, Spain                      Bread & Buns
Antequera, Spain                    Bread & Buns
Azuqueca, Spain                     Bread
Briviesca, Spain                    Sweet Goods
El Espinar, Spain                   Sweet Goods
Granollers, Spain                   Bread, Buns & Sweet Goods
Madrid (Las Mercedes), Spain        Bread, Buns & Sweet Goods
Palma de Mallorca, Spain            Bread & Buns
Solares, Spain                      Bread & Buns

The Company's Worldwide Refrigerated Dough Products facilities and the products produced at each are as follows:

U.S. REFRIGERATED DOUGH PRODUCTS

PLANTS                              PRODUCTS
------                              --------

Carrollton, Texas                   Refrigerated Dough
Forest Park, Georgia                Refrigerated Dough & Toaster Pastries

EUROPEAN REFRIGERATED DOUGH PRODUCTS

PLANTS                              PRODUCTS
------                              --------

Dole, France                        Refrigerated Dough
Lievin, France                      Refrigerated & Frozen Dough
Valence, France                     Refrigerated Dough
Vittel, France                      Refrigerated Dough

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

     The operations of Earthgrains, like those of similar businesses, are subject to various Federal, state, and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, and other regulations intended to protect public health and the environment. From time to time, Earthgrains has received notices from the U.S. Environmental Protection Agency that it has been identified as a potentially responsible party ("PRP") with respect to certain locations under the Comprehensive Environmental Response, Compensation and Liability Act and may be required to share in the cost of site cleanup. Currently, the Company has such notice with respect to one material site. While it is difficult to quantify with certainty the financial impact of actions related to environmental matters, based on the information currently available, it is management's opinion that the ultimate liability arising from any such matters, taking into account established liability accruals, should not have a material effect on Earthgrains' financial results, financial position, or cash flows from operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the 2000 fiscal year.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

     BARRY H. BERACHA (age 58) presently is Chief Executive Officer and Chairman of the Board of Directors of the Company, positions he has held since September 1993. From 1976 through March 1996, he was a Vice President and Group Executive of Anheuser-Busch Companies, Inc. ("AB"), and during that time served in various positions for various AB subsidiaries. In addition, he currently serves as a member of the Board of Directors for the Pepsi Bottling Group, Inc. and McCormick & Company, Inc.

     JOHN W. ISELIN, JR. (age 47) presently is the Company's President, Worldwide Bakery Products, a position he has held since March 1999. He served as Executive Vice President (U.S. Bakery Products) of the Company, from May 1994 through February 1999. From January 1994 through April 1994, he served as President and Chief Operating Officer of the Company's refrigerated dough operations. Mr. Iselin served as Executive Vice President and Chief Financial Officer for Eagle Snacks, Inc. (a subsidiary of AB) from January 1992 through December 1993.

     WILLIAM H. OPDYKE (age 56) presently is the Company's President, Worldwide Refrigerated Dough Products, Technology and Purchasing, a position he has held since March 1999. He served as Executive Vice President (Refrigerated Dough Products), from June 1995 through February 1999. He previously served as Executive Vice President--Operations (U.S. Bakery Products) of the Company from May 1994 to June 1995. From November 1993 until May 1994, Mr. Opdyke served as Executive Vice President--Corporate Quality for Eagle Snacks, Inc., and between November 1990 and November 1993 he was Executive Vice President--Sales and Marketing for Eagle Snacks, Inc.

     MARK H. KRIEGER (age 46) presently is the Company's Vice President and Chief Financial Officer, positions he has held since January 1994. He was Vice President of Corporate Planning from 1986 to December 1993.

     JUDITH M. ABRAMS (age 42) presently is the Company's Vice President--Corporate Planning and Development, a position she has held since April 17, 2000. Ms. Abrams has held a variety of positions with Edison Brothers Stores, Inc. ("Edison Bros."), a specialty retailer of mens' and women's fashion apparel and footwear, where she was employed from 1986 through mid-April 2000. Most recently, Ms. Abrams served as Acting Chief Financial Officer of Edison Bros. from September 1999 through mid-April 2000, and served as Vice President and Controller from October 1998 to September 1999. From April 1997 to October of 1998, she served as Vice President, Financial Planning and Analysis. From 1986 to March of 1997, Ms. Abrams held a number of positions with Edison Bros., including Assistant to the Chief Financial Officer and various merchandise-related positions.

     On March 9, 1999, Edison Bros. filed voluntary petitions of relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. The cases were procedurally consolidated and are being jointly administered under case number 99-529. At and prior to the time of filing, Ms. Abrams served as Vice President and Controller of Edison Bros.

     XAVIER ARGENTE (age 40) presently is the Company's President, European Bakery Products, a position he has held since March 1999. He served as Executive Vice President (Bimbo) from December 1995 through February 1999. From June 1995 through December 1995, he was Vice General Manager of Operations. From 1990 through June 1995, he was the Commercial Director of Marketing, Sales and Distribution of Bimbo Operations.

     LARRY G. BERGNER (age 48) presently is the Vice President-- Technology and Purchasing of the Company. He has held the Vice President--Technology position since December 1995 and has held the Purchasing position since December 1997. He served as Vice President of Engineering and Management Information Systems of the Company from September 1995 until December 1995. He served as Vice President of Engineering of the Company from February 1994 until September 1995. Prior to that appointment, he served as Manager of Project Management and Construction for AB from 1984 through February 1994.

     TODD A. BROWN (age 52) presently is the Company's Vice President--Operations & Administration (U.S. Refrigerated Dough Products), a position he has held since September 1995. From January 1995 through September 1995, Mr. Brown was the Company's Vice President of Quality & Technology. From April 1993 through December 1993 he was the Company's Vice President of Quality. He was Vice President of Quality of Metal Container Corporation (a subsidiary of AB).

     BARRY M. HORNER (age 51) presently is the Company's President,
U.S. Bakery Products, a position he has held since March 1999. He served as Vice President (Bakery Operations) from June 1996 through February 1999. Mr. Horner served as Executive Vice President of Sales and Distribution of the Company's domestic baking operations from May 1994 until June 1996. From December 1993 until May 1994 he served as Executive Vice President of the Western Region (U.S. Bakery Products), and from May 1989 to December 1993 he served as Vice President and General Manager of the Company's Earth Grains (Diversified Products-- U.S. Bakery Products) division.

     TIMOTHY J. MITCHELL (age 40) presently is the Company's Vice President--Sales and Customer Service (U.S. Refrigerated Dough Products), a position he has held since March 1996. From December 1994 until March 1996 he served as Regional Vice President of Eagle Snacks, Inc., a subsidiary of AB. From January 1994 until December 1994 he served as President of Screaming Eagle, Inc., a Chicago-based distributor of Eagle Snacks. He served as Director, Sales Administration of Eagle Snacks, Inc. from September 1982 until January 1994.

     JOSEPH M. NOELKER (age 51) presently is the Vice President,
General Counsel, and Corporate Secretary of the Company, positions he has held since March 1996. Mr. Noelker served as Associate General Counsel of AB from January 1987 until March 1996.

     KEVIN W. OLIVER (age 42) presently is the Company's Vice President --Human Resources, a position he has held since April 2000. From 1990 through March 2000, he served in a number of Labor Relations and Human Resources positions of increasing responsibility at Frito-Lay, Inc. Most recently, from 1999 to 2000, he was the Vice President--Human Resources --Sales and prior to this position, served as the Vice President--Labor Relations from 1997 to 1999. Mr. Oliver was Corporate Employee Relations Manager at Vulcan Materials Company from 1985 to 1990.

     LARRY D. PEARSON (age 54) presently is the Company's Vice
President--Diversified Products (U.S. Bakery Products), a position he has held since July 1994. He served as Vice President--Marketing of Earthgrains Baking Companies, Inc. from 1986 until 1994.

     BRYAN A. TORCIVIA (age 40) presently is Senior Vice President and General Manager of the Company's newly formed Great Lakes Region. Mr. Torcivia was the Company's Vice President--Corporate Planning and Development, from January 1994 through March 2000. From January 1992 to December 1993, he served as Executive Assistant to the Chief Executive Officer of the Company. Prior to that he served in the Planning and Finance Department of Metal Container Corporation from 1989 to January 1992.

     MARTHA S. UHLHORN (age 45) presently is the Company's Vice President--Electronic Commerce and Category Management (U.S. Bakery Products), a position she has held since April 1999. She was Vice President--ECR and Sales Technology (U.S. Bakery Products) from January 1995 through February 1999. Prior to that, Ms. Uhlhorn spent 16 years in the packaging industry with Metal Container Corporation and Continental Can Companies.

     EDWARD J. WIZEMAN (age 58) presently is the Company's Vice President--Human Resources Transition, a position he has held since April 2000. In December 1999, Mr. Wizeman announced his retirement effective December 31, 2001. He served as the Company's Vice President-- Human Resources from January 1994 through March 2000. Mr. Wizeman also served as Director of Human Resources (Operations) of AB from May 1991 to December 1993 and as Director of Human Resources of Metal Container Corporation from 1986 to May 1991.

OTHER SIGNIFICANT OFFICERS

     VIRGIL H. REHKEMPER (age 41) presently is Vice President and Controller of the Company, positions he has held since April 1997. Prior to that he served as Controller of the Company from April 1995 until 1997 and from 1990 to March 1995 he was Manager, Financial and Operational Audit of AB.

     MICHAEL A. SALAMONE (age 41) presently is Vice President and
Treasurer of the Company, positions he has held since September 1996. From 1991 until 1993 he served as Assistant Treasurer of Pet
Incorporated and as Vice President and Treasurer from 1993 until 1995. Prior to that, he held several positions in Corporate Finance at AB from 1983 until 1991.

                                PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The information required by this Item is hereby incorporated by reference to Note 18 on page 46 of the Company's Annual Report to Shareholders for fiscal year 2000 and page 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 14, 2000. As of May 26, 2000, the Company had approximately 16,400 shareholders of record.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is hereby incorporated by reference to page 24 of the Company's Annual Report to Shareholders for fiscal year 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The information required by this Item is hereby incorporated by reference to page 23 and pages 25-29 of the Company's Annual Report to Shareholders for fiscal year 2000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is hereby incorporated by reference to pages 30-47 of the Company's Annual Report to Shareholders for fiscal year 2000.

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

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to Directors is hereby incorporated by reference to pages 4-6 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 14, 2000. The information required by this Item with respect to Executive Officers is presented in this Form 10-K immediately following the response to Item 4.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is hereby incorporated by reference to page 7 and pages 12 through 19 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 14, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is hereby incorporated by reference to pages 2 and 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 14, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no reportable relationships or related transactions under Item 13.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1.   FINANCIAL STATEMENTS:<F*>                                            PAGE(S)
                                                                               -------
          Consolidated Balance Sheets as of March 28, 2000 and March 30, 1999   30<F*>

          Consolidated Statements of Earnings for the year ended March 28,
          2000; the year ended March 30, 1999; and the year ended
          March 31, 1998                                                        31<F*>

          Consolidated Statements of Cash Flows for the year ended March 28,
          2000; the year ended March 30, 1999; and the year ended
          March 31, 1998                                                        32<F*>

          Consolidated Statements of Shareholders' Equity for the year ended
          March 28, 2000; the  year ended March 30, 1999; and the year
          ended March 31, 1998                                                  33<F*>

          Notes to Consolidated Financial Statements                            34-46<F*>

          Report of Independent Accountants                                     47<F*>

<F*> Incorporated herein by reference to the indicated pages of the
     Annual Report to Shareholders for fiscal year 2000. The Company's consolidated financial statements incorporated herein were previously filed with the Company's current report on Form 8-K dated May 31, 2000.

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
                    Restated Certificate of Incorporation of The

                    Earthgrains Company (filed November 17, 1998)
                    (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended March 30,
                    1999).

     3.3       --   By-Laws of The Earthgrains Company (amended and
                    restated as of February 22, 1996) (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended March 25, 1997).

     4.1       --   Form of Rights Agreement dated as of February
                    22, 1996, between the Company and Boatmen's
                    Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 10-K for the fiscal year ended March 25, 1997).

     10.1      --   The Earthgrains Company 1996 Stock Incentive
                    Plan (As Amended April 11, 1996, March 21, 1997,
                    May 30, 1997, and April 29, 1999; Restated to reflect two 2-for-1 Stock Splits on July 28,
                    1997, and July 20, 1998) (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended March 30, 1999).<F*>

     10.2      --   The Earthgrains Company Non-Employee Directors
                    Deferred Fee Plan effective October 6, 1998
                    (incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended March 30,
                    1999).<F*>

     10.3      --   Amendment No. 1 to The Earthgrains Company
                    Employee Stock Ownership Plan dated June 30,
                    1996 (amendment no. 1 also restated the Plan)
                    (incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended March 25,
                    1997).

     10.4      --   Amendment No. 2 to The Earthgrains Company
                    Employee Stock Ownership/401(k) Plan dated July
                    1, 1996 (incorporated by reference to Exhibit
                    10.4 to Form 10-K for the fiscal year ended
                    March 31, 1998).

     10.5      --   Amendment No. 3 to The Earthgrains Company
                    Employee Stock Ownership/401(k) Plan dated July
                    1, 1998.

     10.6      --   The Earthgrains Company Employee Stock
                    Ownership/401(k) Plan Trust Agreement (Dated
                    July 1, 1996) (incorporated by reference to
                    Exhibit 10.4 to Form 10-K for the fiscal year ended March 25, 1997).

     10.7      --   The Earthgrains Company Exceptional Performance
                    Plan (Effective as of March 26, 1997)
                    (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended March 25,
                    1997).<F*>

     10.8      --   The Earthgrains Company Excess Benefit Plan
                    (Effective October 1, 1993) (incorporated by reference to Exhibit 10.6 to Form 10 filed
                    February 28, 1996).<F*>

     10.9      --   The Earthgrains Company Supplemental Executive
                    Retirement Plan (Effective April 1, 1996)
                    (incorporated by reference to Exhibit 10.7 to Form 10 filed February 28, 1996).<F*>

     10.10     --   The Earthgrains Company 401(k) Restoration Plan
                    (Effective April 1, 1996) (incorporated by reference to Exhibit 10.8 to Form 10 filed
                    February 28, 1996).<F*>

     10.11     --   The Earthgrains Company Executive Deferred
                    Compensation Plan (Effective March 25, 1996)
                    (incorporated by reference to Exhibit 10.9 to Form 10 filed February 28, 1996).<F*>

     10.12     --   License Agreement with Anheuser-Busch Companies,
                    Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 26,
                    1996).

     10.13     --   Form of Second Amended and Restated Credit
                    Agreement (Effective as of October 3, 1997) among the Registrant, the Bank of America
                    National Trust and Savings Association, as
                    Administrative Agent and Letter of Credit
                    Issuing Lender, and the other financial
                    institutions party thereto (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended March 31, 1998).

     10.14     --   Form of First Amendment to the Second Amended
                    and Restated Credit Agreement (dated as of

                    February 2, 1999) among the Registrant, various financial institutions, and Bank of America National Trust and Savings Association, as Administrative Agent (incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended March 30, 1999).

     10.15     --   Credit Agreement, Dated as of March 17, 2000,
                    among The Earthgrains Company, Morgan Guaranty
                    Trust Company of New York as Administrative
                    Agent, Bank of America, N.A., as Syndication
                    Agent, Bank One, N.A., as Documentation Agent, and The Other Financial Institutions Party
                    Thereto, Arranged by J.P. Morgan Securities,
                    Inc. (excluding schedules and exhibits).

     10.16     --   Employment Agreement between the Company and
                    Barry H. Beracha (incorporated by reference to
                    Exhibit 10.14 to Form 10-K for the fiscal year ended March 25, 1997).<F*>

     10.17     --   Senior Executive Agreement between the Company
                    and Mr. Argente (Dated October 23, 1996)
                    (incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended March 25,
                    1997).<F*>

     10.18     --   Form of Executive Severance Agreement for the
                    Chief Executive Officer (incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended January 4, 2000).<F*>

     10.19     --   Form of Executive Severance Agreement for
                    certain other executive officers (incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended January 4, 2000).<F*>

     13.       --   Pages 23 through 47 of the Company's Annual
                    Report to Shareholders for fiscal year 2000, a copy of which is furnished for the information of the Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.

     21.       --   Subsidiaries of the Company.

     23.       --   Consent of Independent Accountants.

     27.       --   Financial Data Schedule.

[FN]
------------------
<F*> Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(a)(3) of Form 10-K.

(b)  REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the fourth quarter of fiscal year 2000.


                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE EARTHGRAINS COMPANY

                                   (Registrant)


                                   By:       Barry H. Beracha
                                      ------------------------------
                                             Barry H. Beracha
                                        Chairman of the Board and
                                         Chief Executive Officer

Date: June 16, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                             Title                                Date
       ---------                             -----                                ----

    BARRY H. BERACHA                Chairman of the Board,                    June 16, 2000
------------------------                Chief Executive
   (Barry H. Beracha)                   Officer, and Director
                                        (Principal Executive
                                        Officer)


    MARK H. KRIEGER                 Vice President and Chief                  June 16, 2000
------------------------                Financial Officer
   (Mark H. Krieger)                    (Principal Financial
                                        Officer)


  VIRGIL H. REHKEMPER               Vice President and                        June 16, 2000
------------------------                Controller (Principal
 (Virgil H. Rehkemper)                  Accounting Officer)


     J. JOE ADORJAN                 Director                                  June 16, 2000
------------------------
    (J. Joe Adorjan)


    PETER F. BENOIST                Director                                  June 16, 2000
------------------------
   (Peter F. Benoist)


    MAXINE K. CLARK                 Director                                  June 16, 2000
------------------------
   (Maxine K. Clark)


     JAIME IGLESIAS                 Director                                  June 16, 2000
------------------------
    (Jaime Iglesias)


    JERRY E. RITTER                 Director                                  June 16, 2000
------------------------
   (Jerry E. Ritter)


   WILLIAM E. STEVENS               Director                                  June 16, 2000
------------------------
  (William E. Stevens)
