Form 10-Q
period 2000-06-20
EARTHGRAINS CO /DE/
filed 2000-08-04
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended June 20, 2000

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

      $.01 Par Value Common Stock -- 42,258,488 shares as of July 18, 2000

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



                                  THE EARTHGRAINS COMPANY
                            Condensed Consolidated Balance Sheets
                                        (In millions)
                                         (Unaudited)

                                                                  June 20,    March 28,
                                                                    2000        2000
                                                                  --------    ---------
Assets
Current assets:
   Cash and cash equivalents                                      $   13.4    $   19.9
   Accounts receivable, net of allowance for
     doubtful accounts of $3.7 and $3.8,
     respectively                                                    265.2       261.3
   Inventories                                                        94.9        91.5
   Deferred income taxes and other                                   113.9       108.6
                                                                  --------    --------
          Total current assets                                       487.4       481.3

Other assets, net                                                     43.1        42.4
Goodwill, net                                                        891.6       900.0
Plant and equipment, net                                             901.3       915.8
                                                                  --------    --------
          Total assets                                            $2,323.4    $2,339.5
                                                                  ========    ========

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term debt                           $  456.4    $  442.1
   Accounts payable                                                  159.8       177.9
   Accrued salaries, wages and benefits                               79.9        83.3
   Accrual for restructuring and consolidation                        14.2        17.0
   Other current liabilities                                          95.9       107.7
                                                                  --------    --------
          Total current liabilities                                  806.2       828.0

Postretirement benefits                                              107.0       104.1
Long-term debt                                                       563.2       562.3
Deferred income taxes                                                123.3       117.6
Other noncurrent liabilities                                          62.8        62.6
Commitments and contingencies                                           --          --
Minority interest-mandatorily redeemable
  preferred stock of subsidiary                                       10.0        10.0
Shareholders' equity
   Common stock                                                        0.4         0.4
   Additional paid-in capital                                        622.4       621.6
   Retained earnings                                                 134.6       125.8
   Unearned ESOP shares                                              (10.3)      (11.0)
   Treasury stock                                                    (37.1)      (35.8)
   Unearned portion of restricted stock                               (1.3)       (1.6)
   Accumulated other comprehensive income                            (57.8)      (44.5)
                                                                 ---------   ---------
          Shareholders' equity                                       650.9       654.9
                                                                 ---------   ---------
             Total liabilities and shareholders' equity           $2,323.4    $2,339.5
                                                                  ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.


                                 THE EARTHGRAINS COMPANY
                      Condensed Consolidated Statements of Earnings
                           (In millions except per share data)
                                      (Unaudited)
                                                        12-week period ended
                                                        --------------------
                                                        June 20,    June 22,
                                                          2000        1999
                                                          ----        ----
Net sales                                               $599.6      $449.6

Cost of products sold                                    319.8       247.5
                                                        ------      ------

Gross profit                                             279.8       202.1

Marketing, distribution and administrative
  expenses                                               244.8       177.4

Operating income                                          35.0        24.7

Other income and expenses:
   Interest expense                                      (15.8)       (5.5)
   Other income (expense), net                              --         1.0
                                                        ------      ------

Income before income taxes                                19.2        20.2

Provision for income taxes                                 8.1         7.6
Minority interest expense                                 (0.2)       (0.1)
                                                        ------      ------

Net income                                              $ 10.9      $ 12.5
                                                        ======      ======

Earnings per share:
   Basic
      Net earnings                                      $  0.27     $  0.31
                                                        =======     =======
      Weighted average shares outstanding                 40.4        40.6
                                                          ====        ====

   Diluted
      Net earnings                                      $  0.27     $  0.30
                                                        =======     =======
      Weighted average shares outstanding                 41.1        42.1
                                                          ====        ====

See accompanying Notes to Condensed Consolidated Financial Statements.


                      THE EARTHGRAINS COMPANY
          Condensed Consolidated Statements of Cash Flows
                           (In millions)
                            (Unaudited)

                                                     For the 12-week
                                                      period ended
                                              -----------------------
                                               June 20,     June 22,
                                                 2000         1999
                                              ----------   ---------
Cash flow from operating activities:
   Net income                                  $ 10.9       $ 12.5
   Adjustments to reconcile earnings
    to net cash flow provided by
    operations:
      Depreciation and amortization              34.3         24.7
      Deferred income taxes                       6.0           --
   (Gain) on disposal of fixed assets            (0.1)        (0.1)
   Changes in noncash working capital           (39.7)       (18.4)
   Other, net                                    (0.7)       (12.9)
                                               -------      -------
      Net cash flow from operations              10.7          5.8
                                               ------       ------
Cash flows from investing activities:
   Capital expenditures                         (20.7)       (14.2)
   Acquisitions, net of cash acquired            (8.8)          --
   Other, net                                     0.4          2.9
      Net cash used by investing activities     (29.1)       (11.3)
                                               -------      -------
Cash flows from financing activities:
   Proceeds from borrowings                      15.2         15.6
   Dividends to shareholders                     (2.1)        (1.7)
   Purchases of treasury stock                   (1.3)        (5.6)
   Other                                          0.1          0.9
                                               ------       ------
      Net cash provided by financing
       activities                                11.9          9.2
                                               ------       ------
Net (decrease) increase in cash and
 cash equivalents                                (6.5)         3.7
Cash and cash equivalents, beginning
 of period                                       19.9         53.1
                                               ------       ------
Cash and cash equivalents, end of period       $ 13.4       $ 56.8
                                               ======       ======

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
----------------------------------------------------

Note 1 - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial statements pursuant to the applicable SEC rules and guidelines pertaining to interim financial information. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 28, 2000.

Note 2 - Inventories are carried at the lower of cost or market. Cost is determined under the first-in, first-out method.

     Total inventories consisted of the following:

                                    June 20,       March 28,
                                      2000           2000
                                    --------       ---------

               Raw materials        $  68.5        $   68.3
               Finished goods          26.4            23.2
                                    -------        --------

                                    $  94.9        $   91.5
                                    =======        ========

Note 3 - The Company has recorded various provisions for restructuring and consolidation in conjunction with closing domestic bakeries and restructuring operations in Spain in order to increase efficiencies and streamline operations. Reserves have also been established in conjunction with certain acquisitions for restructuring related to the acquiree's operations. In accordance with the generally accepted accounting principles, the acquisition-related reserves were recorded as an increase to goodwill and no provision was recorded. These provisions and reserves reflect costs of writing off certain fixed assets, employee severance benefits, and other related closing costs.

     No such provisions or additional reserves were recorded during the current quarter. The reserve balance at June 20, 2000 is comprised primarily of severance yet to be paid. A reconciliation of activity with respect to the Company's restructuring and consolidation since fiscal year 2000 is as follows:

     Ending balance, March 28, 2000              $17.0
     Cash payments associated with severance       2.8
                                                 -----
     Ending balance, June 20, 2000               $14.2
                                                 =====

Note 4 - Effective March 18, 2000, the Company acquired the stock of Metz Baking Company for $625 million. Metz, which operates 21 bread and specialty bakeries, added major markets and brands in the upper Midwest. The acquisition was initially financed through new and existing committed credit facilities and commercial paper.

     Effective June 30, 1999, Earthgrains acquired the stock of Patrick Raulet, S.A., a leading producer of refrigerated dough products in Dole, France. This acquisition complements the Company's existing European Refrigerated Dough Products business, making it the largest refrigerated dough supplier in France. This acquisition was funded through the cash flows of the local existing operations.

     Both acquisitions were purchased for cash and have been accounted for using the purchase method. Accordingly, the results of operations are reflected in the Consolidated Statement of Earnings from the date of acquisition. The purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed based upon their estimated fair market value, and the excess costs over net tangible assets are being amortized over 40 years. See comments in the Management's Discussion and Analysis section of this filing regarding impacts of these transactions during the current quarter.

Note 5 - Long-term debt is comprised of the following:

                                   June 20, 2000   March 28, 2000
                                   -------------   --------------

      Commercial Paper               $  860.8         $  259.1
      Notes Payable, 6.5%,
       due 2009                         150.0            150.0
      Revolving Credit Facility,
       due 2000                            --             25.0
      Revolving Credit Facility,
       due 2001                            --            568.0
      Other                               8.8              2.3
                                     --------         --------
                                      1,019.6          1,004.4
      Less current portion              456.4            442.1
                                     --------         --------
                                     $  563.2         $  562.3
                                     ========         ========

     Borrowings under the new $600 million revolving credit facility to initially finance the acquisition of Metz Baking Company (March 2000) were refinanced during the current quarter through borrowings under the Company's commercial paper programs. Borrowings outstanding under the commercial paper programs are supported by the existing lines of credit. The commercial paper borrowings were at a weighted average interest rate of 6.9% during the current quarter compared to a weighted average rate of 6.2% for fiscal 2000. Approximately $200 million was available for future borrowings under the existing $1.1 billion in committed lines of credit at June 20, 2000.

Note 6 - Earnings per share are based on the weighted average number of shares of Earthgrains common stock outstanding for the periods presented. The difference in the weighted average shares outstanding used in the basic and dilutive earnings per share calculations represents the assumed conversion of stock options.

Note 7 - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) requires that noncash changes in shareholders' equity be combined with net income and reported as "comprehensive income." The Company has elected to report comprehensive income in its Statement of Shareholders' Equity. Other comprehensive income for the Company relates only to foreign currency translation adjustments. For the 12-week periods ended June 20, 2000 and June 22, 1999, comprehensive income was a negative $2.4 million and $6.8 million, respectively.

Note 8 - The business segments of the Company are Bakery Products, which consists of the U.S. Bakery Products division and the European Bakery Products division, and Refrigerated Dough Products, which contains the U.S. Refrigerated Dough Products division and the European Refrigerated Dough Products division. There have been no changes to the basis of segmentation or to the basis of measurement as presented in the 2000 Annual Report to Shareholders. Summarized below is the Company's business segment information through the first quarter of fiscal 2001 and 2000 (in millions):


                                              12-week period ended
                                              --------------------
                                              June 20,    June 22,
                                                2000        1999
                                              --------    --------
Income Statement Information:
   Net Sales
      Bakery Products                          $541.2      $395.9
      Refrigerated Dough Products                58.4        53.7
                                               ------      ------
      Total                                    $599.6      $449.6

   Operating Income
      Bakery Products                          $ 32.8      $ 22.3
      Refrigerated Dough Products                 4.9         5.1
      Corporate (a)                              (2.7)       (2.7)
                                               -------     -------
      Total                                    $ 35.0      $ 24.7
                                               ------      ------

   Depreciation & Amortization
      Bakery Products                          $ 27.7      $ 19.0
      Refrigerated Dough Products                 3.8         3.0
      Corporate (a)                               2.7         2.7
                                               ------      ------
      Total                                    $ 34.2      $ 24.7
                                               ------      ------

   Balance Sheet Information:
      Capital Expenditures
         Bakery Products                       $ 17.8      $ 10.9
         Refrigerated Dough Products              2.9         3.3
                                               ------      ------
         Total                                 $ 20.7      $ 14.2
                                               ------      ------

(a)  Amounts represent purchase accounting valuation in conjunction with the acquisition of the Company by Anheuser-Busch in 1982 and the related depreciation and amortization thereon.


Subsequent Event
----------------

Note 9 - On July 25, 2000, Earthgrains issued $300 million in three-year, 8-3/8% fixed-rate Notes due 2003 and $250 million in five-year, 8-1/2% fixed-rate Notes due 2005 from the $750 million shelf registration statement filed with the Securities and Exchange Commission, which became effective in April 2000. Proceeds from this issuance were used to repay a portion of the outstanding commercial paper borrowings. The $400 million in interest rate swaps, entered into in May 2000, were terminated in conjunction with this issuance. The $7.8 million loss on these swap agreements will be recognized as an adjustment to interest expense on the underlying debt instruments.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

INTRODUCTION
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the 12-week period ended June 20, 2000 compared to the 12-week period ended June 22, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 28, 2000 included in the Company's Annual Report to Shareholders.

RESULTS OF OPERATIONS
---------------------

Net sales for the 12-week period ended June 20, 2000, increased 33.4% to $599.6 million from $449.6 million reported for the comparable prior-year period, despite an $11.6 million unfavorable impact from foreign exchange rates. Excluding the impact of foreign exchange rates, sales increased 35.9% for the current quarter. Sales growth can be attributed to the impact of acquisitions, primarily from the Metz Baking acquisition, price and mix improvements, and core volume growth.

Gross margins increased in the current period to 46.7% from 45.0% a year ago. The margin improvements can be attributed to improved manufacturing efficiencies, lower ingredient costs, and benefits from the European acquisitions.

On a percentage-of-sales basis, marketing, distribution and administrative expenses increased to 40.8% from 39.5% in the year-ago quarter. The increase can primarily be attributed to the furthering of mix shift between the Company's segments to a greater percentage of business in the bakery operations, which reflects higher selling and delivery costs, coupled with increases in fuel costs, and additional goodwill amortization relative to acquisitions.

The increase in interest expense is directly related to the increased long-term debt level resulting from acquisitions and approximately $1.6 million due to higher interest rates.

The higher effective income tax rate in the current quarter is a direct result of the increase in nondeductible goodwill amortization, which increased from $2.1 million to $5.0 million in the current quarter, related primarily to the Metz acquisition.

Net earnings for the 12-week period were $10.9 million or $0.27 per diluted share, compared to $12.5 million, or $0.30 per diluted share in the prior year's comparable period. As expected, the year-over-year comparison was affected by the acquisition-related impacts discussed above.

Operating Segment Information
-----------------------------

The business segments of the Company are Bakery Products, which consists of the U.S. Bakery Products division and the European Bakery Products division, and Refrigerated Dough Products, which contains the U.S. Refrigerated Dough Products division and the European Refrigerated Dough Products division. This discussion reflects significant impacts in business results by operating segment, as reported consistently with how management assesses operating segment performance. See Note 8 for comparative presentation of business segment data.

Bakery Products
---------------

The Bakery Products segment reflected significantly higher net sales during the current quarter over the comparable year-ago quarter, despite a significant unfavorable foreign exchange impact. Net sales for the segment increased 36.7% to $541.2 million. Excluding the exchange rate impact, sales increased 39.0%. The Metz acquisition contributed $136.9 million in net sales during the current quarter. Price, continued product mix shift to premium and superpremium product lines, and core volume growth also contributed to the sales increase.

Strong operating results were also generated by the Bakery Products segment. Operating income increased 47.1% over the prior year to $32.8 million. Excluding the foreign exchange impact, operating income increased by 49.3% to $33.3 million. Increased revenues, manufacturing and selling efficiencies, and lower ingredient costs were primary drivers of the improvement. Benefits of integrating the Reposteria Martinez acquisition in Spain (March 1999) also contributed to efficiency improvements for the segment. Final integration is nearing completion and further benefits are expected to be realized.

Refrigerated Dough
------------------

Net sales for the Refrigerated Dough segment increased 8.8% during the current quarter to $58.4 million, compared to the year-ago quarter. Excluding the impact of foreign exchange, net sales increased 13.6% to $61.0 million. The Patrick Raulet acquisition (June 1999) contributed to sales during the quarter but was partially offset by unfavorable pricing and flat volumes experienced in the domestic operations.

Operating income for the quarter was $4.9 million compared with $5.1 million in the prior year. The Patrick Raulet acquisition contributed positively to operating results but was offset by the category pricing and volume impacts domestically. The domestic operations will continue to focus efforts on enhancing product mix to higher margin products while lowering costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations continues to be a primary source of liquidity. Net working capital, excluding cash and cash equivalents, was a negative $332.2 million at June 20, 2000 compared to a negative $366.6 million at March 28, 2000. The negative working capital is directly attributed to the current maturities of long-term debt related to the Metz acquisition. The increase from fiscal year end 2000 reflects the seasonality of the business.

$20.7 million has been invested in capital expenditures during the quarter, with spending for the fiscal year planned for a level of $115-120 million. Additionally, 85,000 shares were repurchased during the current quarter for the treasury at a cost of $1.3 million.

The Company initially financed the Metz acquisition (March 2000) with the new $600 million revolving credit facility due 2001. During the current quarter, borrowings under this new revolving credit facility were refinanced through borrowings under the Company's commercial paper programs. The commercial paper borrowings were at a weighted average interest rate of 6.9% during the current quarter compared to a weighted average rate of 6.2% for fiscal 2000. These commercial paper programs are supported by the existing lines of credit. As of June 20, 2000, approximately $200 million was available under these lines for future borrowings.

On July 25, 2000, Earthgrains issued $300 million in three-year, 8-3/8% fixed-rate Notes due 2003 and $250 million in five-year, 8-1/2% fixed-rate Notes due 2005 under the Company's $750 million shelf registration statement filed with the Securities and Exchange Commission in April 2000. Proceeds from the offering were used to refinance outstanding commercial paper borrowings. $550 million of the $1.1 billion total committed lines of credit were terminated at the time of the issuance. The $400 million in interest rate swaps, entered into in May 2000, were also terminated in conjunction with this issuance. The $7.8 million loss on these swap agreements will be recognized as an adjustment to interest expense on the underlying debt instruments.

The Company's available cash will be used to fund capital expenditures, interest payments pursuant to the outstanding debt and the initiative to begin repaying a portion of the debt in fiscal 2001, and dividends to shareholders. Cash provided by operations and borrowings available under the existing credit facilities and commercial paper program and the remaining shelf registration should continue to provide the necessary funding for ongoing cash requirements.

ENVIRONMENTAL MATTERS
---------------------

The Company is subject to Federal, state and local environmental protection laws and regulations and is operating within such laws or is taking action aimed at assuring compliance with such laws and regulations. Earthgrains has been identified as a potentially responsible party ("PRP") at certain locations by the EPA and may be required to share in the cost of cleanup with respect to one material site. While it is difficult to quantify with certainty the financial impact of actions related to environmental matters, based on the information currently available it is management's opinion that the ultimate liability arising from such matters, taking into consideration established reserves, should not have a material effect on the Company's results of operations or financial position.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 1. Legal Proceedings. The Company has no legal proceedings which have become a reportable event in the current period.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security-Holders. At the Annual Meeting of Shareholders of the Company held July 14, 2000, the following matters were voted upon:

         1. Election of E. Byron Glore, Jr., Jaime Iglesias, and William E. Stevens to serve as Directors of the Company for a term of three years expiring in 2003.

                                          For        Withheld
                                          ---        --------

             E. Byron Glore, Jr.       36,902,462    1,363,887
             Jaime Iglesias            36,909,878    1,356,471
             William E. Stevens        36,911,707    1,354,642

         2.  Approval of an amendment to the 1996 Stock Incentive Plan.

             For           33,167,744
             Against        4,791,534
             Abstain          307,071
             Non-Votes            N/A

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits - 10.1 - Amendment No. 4 to The Earthgrains Company
                                Employee Stock Ownership/401(k) Plan, dated
                                as of June 30, 1998.
                       - 10.2 - Amendment No. 5 to The Earthgrains Company
                                Employee Stock Ownership/401(k) Plan, dated
                                as of June 30, 1999.
                       - 10.3 - Amendment No. 6 to The Earthgrains Company
                                Employee Stock Ownership/401(k) Plan, dated
                                as of June 30, 2000.
                       - 10.4 - Amendment No. 7 to The Earthgrains Company
                                Employee Stock Ownership/401(k) Plan, dated
                                as of June 30, 2000.
                       - 10.5 - The Earthgrains Company 1996 Stock Incentive
                                Plan (As Amended April 11, 1996, March 21,
                                1997, May 30, 1997, April 29, 1999, and
                                July 14, 2000; Restated to reflect two 2-
                                for-1 Stock Splits on July 28, 1997, and
                                July 20, 1998.)
                       - 27   - Financial Data Schedule.

         (b)  Reports on Form 8-K
              - On May 31, 2000, the Company voluntarily filed with the Securities and Exchange Commission a current report on Form 8-K in order to make public its consolidated balance sheets as of March 28, 2000 and March 30, 1999 and the consolidated statements of earnings, cash flows, and shareholders' equity for each of the fiscal years in the three-year period, ended March 28, 2000, and the related footnotes and independent accountant's report thereon, all of which were also incorporated into the Company's Annual Report on Form 10-K.


              - On June 1, 2000, the Company filed with the Securities and Exchange Commission a current report on Form 8-K in order to file the financial statements of Metz and the accountant's report thereon required by Item 7(a) and the pro forma financial information required by Item 7(b) in conjunction with the acquisition of Metz Baking Company.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE EARTHGRAINS COMPANY
                                         (Registrant)


Date:  August 3, 2000                    By:  Mark H. Krieger


                                         /S/ MARK H. KRIEGER
                                         ------------------------
                                             Mark H. Krieger
                                         Vice President and Chief
                                         Financial Officer