Form 10-Q
period 2000-09-12
EARTHGRAINS CO /DE/
filed 2000-10-26
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 12, 2000

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

                $.01 Par Value Common Stock - 42,389,026 shares as of October 10, 2000

                            THE EARTHGRAINS COMPANY

                                     Index

                                                  Page No.
                                                  --------

Part I.   FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets       2

          Condensed Consolidated Statements of
          Earnings                                    3

          Condensed Consolidated Statements of
          Cash Flows                                  4

          Notes to Condensed Consolidated
          Financial Statements                        5

          Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                               9

Part II.  OTHER INFORMATION

          Other Information                           13

          Exhibits and Reports on Form 8-K            13

                     THE EARTHGRAINS COMPANY
              Condensed Consolidated Balance Sheets
                          (In millions)
                           (Unaudited)

                                          Sept. 12,    March 28,
                                            2000         2000
                                          ---------    ---------
Assets
Current assets:
   Cash and cash equivalents              $   18.5     $   19.9
   Accounts receivable, net of allowance
    for doubtful accounts of $3.8            270.0        261.3
   Inventories                                97.5         91.5
   Deferred income taxes and other           111.0        108.6
                                          --------     --------
        Total current assets                 497.0        481.3
Other assets, net                             41.0         42.4
Goodwill, net                                890.2        900.0
Plant and equipment, net                     894.4        915.8
                                          --------     --------
        Total assets                      $2,322.6     $2,339.5
                                          ========     ========

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term debt   $   17.2     $  442.1
   Accounts payable                          169.1        177.9
   Accrued salaries, wages and benefits       72.7         83.3
   Accrual for restructuring and
    consolidation                             12.7         17.0
   Other current liabilities                  90.5        107.7
                                          --------     --------
        Total current liabilities            362.2        828.0

Postretirement benefits                      105.5        104.1
Long-term debt                               982.7        562.3
Deferred income taxes                        129.0        117.6
Other noncurrent liabilities                  73.1         62.6
Commitments and contingencies                   --           --
Minority interest-mandatorily redeemable
 preferred stock of subsidiary                10.0         10.0
Shareholders' equity
   Common stock                                0.4          0.4
   Additional paid-in capital                623.7        621.6
   Retained earnings                         141.0        125.8
   Unearned ESOP shares                       (9.6)       (11.0)
   Treasury stock                            (39.1)       (35.8)
   Unearned portion of restricted stock       (1.0)        (1.6)
   Accumulated other comprehensive income    (55.3)       (44.5)
                                          --------     --------
        Shareholders' equity                 660.1        654.9
                                          --------     --------
           Total liabilities and
            shareholders' equity          $2,322.6     $2,339.5
                                          ========     ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        THE EARTHGRAINS COMPANY
             Condensed Consolidated Statements of Earnings
                  (In millions except per share data)
                             (Unaudited)

                         12-week period ended    24-week period ended
                         --------------------    --------------------
                         Sept. 12,  Sept. 14,    Sept. 12,  Sept. 14,
                           2000       1999         2000       1999
                           ----       ----         ----       ----
Net sales                 $603.2     $469.4       $1,202.8   $919.0

Cost of products sold      325.6      260.6          645.4    508.3
                          ------     ------       --------   ------

Gross profit               277.6      208.8          557.4    410.7

Marketing, distribution
 and administrative
 expenses                  242.7      178.5          487.5    355.6
                          ------     ------       --------   ------

Operating income            34.9       30.3           69.9     55.1

Other income and expenses:
   Interest expense        (18.2)      (5.5)         (34.0)   (11.0)
   Other income (expense),
    net                      0.7        0.8            0.7      1.7
                          ------     ------       --------   ------

Income before income
 taxes                      17.4       25.6           36.6     45.8

Provision for income
 taxes                       8.3        9.7           16.4     17.3
Minority interest
 expense                    (0.2)      (0.2)          (0.4)    (0.3)
                          ------     ------       --------   ------

Net income                  $8.9      $15.7          $19.8    $28.2
                            ====      =====          =====    =====

Earnings per share:
   Basic
      Net earnings          $0.22      $0.39          $0.49    $0.70
                            =====      =====          =====    =====
      Weighted average
       shares outstanding   40.4       40.6           40.4     40.5
                            ====       ====           ====     ====

   Diluted
      Net earnings          $0.21      $0.37          $0.48    $0.67
                            =====      =====          =====    =====
      Weighted average
       shares outstanding   41.7       42.1           41.4     42.1
                            ====       ====           ====     ====

See accompanying Notes to Condensed Consolidated Financial Statements.

                         THE EARTHGRAINS COMPANY
              Condensed Consolidated Statements of Cash Flows
                              (In millions)
                               (Unaudited)

                                           For the 24-week
                                            period ended
                                        ---------------------
                                        Sept. 12,   Sept. 14,
                                          2000        1999
                                        ---------   ---------
Cash flow from operating activities:
   Net income                            $ 19.8      $ 28.2
   Adjustments to reconcile earnings
    to net cash flow provided by
    operations:
       Depreciation and amortization       68.5        50.6
       Deferred income taxes               11.7        (0.4)
   (Gain) on disposal of fixed assets      (0.2)       (0.3)
   Changes in noncash working capital     (44.1)      (30.4)
   Other, net                              12.2       (13.2)
                                         ------      ------
       Net cash flow from operations       67.9        34.5
                                         ------      ------
Cash flows from investing activities:
   Capital expenditures                   (45.5)      (34.3)
   Acquisitions, net of cash acquired     (11.9)      (18.4)
   Other, net                               1.0         4.5
                                         ------      ------
       Net cash used by investing
        activities                        (56.4)      (48.2)
                                         ------      ------
Cash flows from financing activities:
   Net (payments on) proceeds from
    borrowings                           (542.9)        6.8
   Issuance of long-term debt             538.4          --
   Dividends to shareholders               (4.6)       (3.7)
   Purchases of treasury stock             (3.3)      (10.9)
   Other                                    0.5         1.3
                                         ------      ------
       Net cash used by financing
        activities                        (11.9)       (6.5)
                                         ------      ------
Effect of exchange rate changes on
 cash                                      (1.0)       (2.3)
Net (decrease) in cash and cash
 equivalents                               (1.4)      (22.5)
Cash and cash equivalents, beginning
 of period                                 19.9        53.1
                                         ------      ------
Cash and cash equivalents, end of
 period                                  $ 18.5      $ 30.6
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

Note 2 - Inventories are carried at the lower of cost or market. Cost is determined under the first-in, first-out method.

Total inventories consisted of the following:

                              Sept. 12,    March 28,
                                2000         2000
                              ---------    ---------

            Raw materials      $ 69.8       $ 68.3
            Finished goods       27.7         23.2
                               ------       ------

                               $ 97.5       $ 91.5
                               ======       ======

Note 3 - The Company has recorded various provisions for restructuring and consolidation in conjunction with closing domestic bakeries and restructuring operations in Spain in order to increase efficiencies and streamline operations. Reserves have also been established in conjunction with certain acquisitions for restructuring related to the acquiree's operations. In accordance with generally accepted accounting principles, the acquisition-related reserves were recorded as an increase to goodwill and no provision was recorded. These provisions and reserves include costs of reflecting certain fixed assets at net realizable value less cost of disposal, employee severance benefits, and other related closing costs that do not benefit future periods.

No such provisions or additional reserves were recorded during the current quarter. The reserve balance at September 12, 2000 is comprised primarily of severance yet to be paid. A reconciliation of activity with respect to the Company's restructuring and consolidation since fiscal year 2000 is as follows:

   Ending balance, March 28, 2000               $17.0
   Cash payments associated with severance        2.8
                                                -----
   Ending balance, June 20, 2000                 14.2
   Cash payments associated with severance        1.5
                                                -----
   Ending balance, September 12, 2000           $12.7
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

Note 5 - Long-term debt is comprised of the following:


                           Sept. 12, 2000    March 28, 2000
                           --------------    --------------
  Commercial Paper             $ 295.4          $  259.1
  Notes Payable, 6.5%, due
   2009                          147.0             146.9
  Notes Payable, 8 3/8%,
   due 2003                      294.9                --
  Notes Payable, 8 1/2%,
   due 2005                      243.5                --
  Revolving Credit Facility,
   due 2000                         --              25.0
  Revolving Credit Facility,
   due 2001                         --             568.0
  Other                           19.1               5.4
                                ------          --------
                                 999.9           1,004.4
  Less current portion            17.2             442.1
                                ------          --------
                                $982.7          $  562.3
                                ======          ========



Borrowings under a $600 million revolving credit facility due 2001 established to initially finance the acquisition of Metz Baking Company (March 2000) were refinanced during the first quarter of fiscal 2001 through borrowings under the Company's commercial paper programs. On July 25, 2000, Earthgrains issued $300 million in three-year, 8-3/8% fixed-rate Notes due 2003 and $250 million in five-year, 8-1/2% fixed-rate Notes due 2005 from the $750 million shelf registration statement filed with the Securities and Exchange Commission, which became effective in April 2000. Proceeds from these notes, which were issued at a discount, were used to repay a portion of the outstanding commercial paper borrowings. In conjunction with the fixed rate debt issuance, the $600 million credit facility was reduced to $50 million and the $400 million in forward starting interest rate swaps, entered into in May 2000, were terminated. The $7.8 million loss on these swap agreements will be recognized as an adjustment to interest expense over the term of the underlying notes.

At September 12, 2000, borrowings outstanding under the commercial paper programs are supported by $550 million in lines of credit. The commercial paper borrowings were at weighted average interest rates of 6.9% and 6.6% during the current quarter and for the 24-week period compared to weighted average short-term rates of 5.3% and 5.5%, respectively, for fiscal 2000. Based on outstanding commercial paper and letters of credit, approximately $220 million was available for incremental borrowings under the existing $550 million in committed lines of credit at September 12, 2000.

The remaining $50 million in commitments under the $600 million revolving credit facility was terminated by the Company in October 2000.

Note 6 - Earnings per share are based on the weighted average number of shares of Earthgrains common stock outstanding for the periods presented. The difference in the weighted average shares outstanding used in the basic and dilutive earnings per share calculations represents the assumed conversion of stock options.

Note 7 - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) requires that noncash changes in shareholders' equity be combined with net income and reported as "comprehensive income." The Company has elected to report comprehensive income in its Statement of Shareholders' Equity. Other comprehensive income for the Company relates only to foreign currency translation adjustments. For the 12- and 24-week periods ended September 12, 2000 and September 14, 1999, comprehensive income was $11.4 million and $9.0 million, and $16.2 million and $23.0 million, respectively.

Note 8 - On August 26, 2000, a strike was initiated by employees at the Fort Payne, Alabama bakery. The strike spread to include 27 bakeries before ending with ratification of a new Fort Payne contract on September 22. Significant incremental costs for overtime, temporary labor, security, travel, distribution and purchased goods were incurred for the Company to continue to operate bakeries and serve customers and consumers. The labor strike had a significant impact on the quarter's results and is expected to have an even greater impact on third quarter earnings. See further discussion of the strike-related impacts in the discussion of results in the Management's Discussion and Analysis of Financial Condition section of this filing.

Note 9 - The business segments of the Company are Bakery Products, which consists of the U.S. Bakery Products division and the European Bakery Products division, and Refrigerated Dough Products, which contains the U.S. Refrigerated Dough Products division and the European Refrigerated Dough Products division. There have been no changes to the basis of segmentation or to the basis of measurement as presented in the 2000 Annual Report to Shareholders. Summarized below is the Company's business segment information through the first quarter of fiscal 2001 and 2000 (in millions):


                           12-week period ended 24-week period ended
                           --------------------   --------------------
                           Sept. 12,  Sept. 14,   Sept. 12,   Sept. 14,
                             2000       1999        2000        1999
                           ---------  ---------   ---------   ---------
Income Statement Information:
   Net Sales
      Bakery Products       $540.9     $408.2      $1,082.1    $804.1
      Refrigerated Dough
       Products               62.3       61.2         120.7     114.9
                            ------     ------      --------    ------
      Total                 $603.2     $469.4      $1,202.8    $919.0
                            ------     ------      --------    ------

   Operating Income
      Bakery Products       $ 30.0     $ 25.8      $   62.8    $ 48.2
      Refrigerated Dough
       Products                7.5        7.1          12.4      12.2
      Corporate (a)           (2.6)      (2.6)         (5.3)     (5.3)
                            ------     ------      --------    ------
      Total                 $ 34.9     $ 30.3      $   69.9    $ 55.1
                            ------     ------      --------    ------

   Depreciation & Amortization
      Bakery Products       $ 27.8     $ 19.8      $   55.5    $ 38.8
      Refrigerated Dough
       Products                3.9        3.5           7.7       6.5
      Corporate (a)            2.6        2.6           5.3       5.3
                            ------     ------      --------    ------
      Total                 $ 34.3     $ 25.9      $   68.5    $ 50.6
                            ------     ------      --------    ------

Balance Sheet Information:
   Capital Expenditures
      Bakery Products       $ 21.2     $ 15.1      $   39.0    $ 26.0
      Refrigerated Dough
       Products                3.6        5.0           6.5       8.3
                            ------     ------      --------    ------
      Total                 $ 24.8     $ 20.1      $   45.5    $ 34.3
                            ------     ------      --------    ------

(a) Amounts represent purchase accounting valuation in conjunction with the acquisition of the Company by Anheuser-Busch in 1982 and the related depreciation and amortization thereon.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the 12- and 24-week periods ended September 12, 2000 compared to the 12- and 24-week periods ended September 14, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 28, 2000 included in the Company's Annual Report to Shareholders.

RESULTS OF OPERATIONS
---------------------

Net sales for the 12-week period ended September 12, 2000, increased 28.5% to $603.2 million from $469.4 million reported for the comparable prior-year period, despite the significant impact of a strike during the quarter and an unfavorable impact from foreign exchange rates. The strike, which began by employees at the Fort Payne, Alabama bakery on August 26, spread to include 27 bakeries before ending with ratification of a new Fort Payne contract on September 22. The estimated strike impact on sales during the current quarter was between $8 million and $10 million. For the respective 24-week periods, net sales increased to $1,202.8 million from the year-ago $919.0 million. International sales during the current quarter were affected by a $10.0 million unfavorable foreign exchange rate compared to the same quarter in the prior year, and by $21.6 million year to date. Excluding the unfavorable effect of foreign exchange rates, sales increased 30.6% for the current quarter and 33.2% year to date. Sales growth can primarily be attributed to the contribution from the Metz Baking acquisition.

Gross margins increased in the current period to 46.0% from 44.5% a year ago and to 46.3% from 44.7% year to date. The margin improvements can be attributed to benefits from acquisitions, enhanced price and mix of products, lower ingredient costs, and the greater percentage of business in bakery operations which has a higher gross margin than the refrigerated dough business. These improvements were partially offset by significant incremental expenses, reduced manufacturing efficiencies and lost revenues, all resulting from the strike. Incremental costs for overtime, temporary labor, security, travel and purchased goods were incurred for the Company to continue to operate bakeries in order to serve markets and protect customer relationships. The continued impact of the strike is expected to be even greater to third quarter profitability.

On a percentage-of-sales basis, marketing, distribution and administrative expenses increased to 40.2% from 38.0% in the year-ago quarter and to 40.5% from 38.7% on a year-to-date comparison. The increase can primarily be attributed to incremental strike-related distribution costs and the furthering of mix shift between the Company's segments to a greater percentage of business in the bakery operations, which reflects higher selling and delivery costs, coupled with increases in fuel costs, and additional goodwill amortization relative to acquisitions.

The increase in interest expense is directly related to the increased long-term debt level resulting from acquisitions, generally higher interest rate levels, and the conversion from lower cost floating rate to fixed-rate, long-term debt during the quarter. Approximately $1.1 million during the quarter and $1.6 million year to date was due to higher interest rates.

The higher effective income tax rate in the current quarter is a direct result of the impact of the increased nondeductible goodwill amortization, related primarily to the Metz acquisition, on a strike-reduced earnings level. Nondeductible goodwill amortization increased from $2.1 million to $5.0 million in the current quarter, and from $4.2 million to $10.0 million year to date. Due to continued significant impacts of the strike to be reflected in the upcoming third quarter, the effective tax rate is expected to remain higher than normal for this fiscal year, in the range of 47-48%.

Net earnings for the 12-week period were $8.9 million or $0.21 per diluted share, compared to $15.7 million, or $0.37 per diluted share in the prior year's comparable period. The negative impact of the strike during the current quarter was estimated at $0.13 per diluted share. Year-to-date earnings were $19.8 million or $0.48 per diluted share compared to $28.2 million or $0.67 per diluted share in fiscal 2000. The year-over-year comparison was affected by the strike and, as expected, acquisition-related impacts discussed above.

Operating Segment Information
-----------------------------

The business segments of the Company are Bakery Products, which consists of the U.S. Bakery Products division and the European Bakery Products division, and Refrigerated Dough Products, which contains the U.S. Refrigerated Dough Products division and the European Refrigerated Dough Products division. This discussion reflects significant impacts in business results by operating segment, as reported consistently with how management assesses operating segment performance. See Note 9 for comparative presentation of business segment data.

Bakery Products
---------------

The Bakery Products segment reflected significantly higher net sales during the current 12- and 24-week periods over the comparable year-ago periods, despite significant unfavorable impacts of foreign exchange and the current quarter strike. Net sales for the segment increased 32.5% to $540.9 million during the current quarter and 34.6% to $1,082.1 million year to date. Excluding the exchange rate impact, sales increased 34.4% in the current quarter and 36.7% year to date. The Metz acquisition contributed approximately $140 million in net sales during the current quarter and $276 million to date for fiscal 2001. Continued favorable pricing and product mix shift to premium and superpremium product lines, and core volume growth, particularly in the European Bakery operations, also contributed to the sales increase.

Operating results improved during the quarter for the Bakery Products segment, despite unfavorable impacts from the strike and foreign exchange rates. Operating income increased 16.3% for the current quarter over the prior year to $30.0 million and 30.3% to $62.8 million year to date. Excluding the foreign exchange impact, operating income increased by 19.0% to $30.7 million for the quarter and 32.8% to $64.0 million year to date. Increased revenues, enhanced price and mix of products, and lower ingredient costs were primary drivers of the improvement offsetting higher fuel costs, impacts of the strike, and higher goodwill amortization. Integration of the Reposteria Martinez acquisition in Spain (March 1999), which is substantially completed, continued to contribute to very strong results for the European Bakery operations of the segment.

Refrigerated Dough
------------------

Net sales for the Refrigerated Dough segment increased slightly during the current quarter to $62.3 million, compared to the year-ago quarter and to $120.7 million for the 24-week period. Excluding the impact of foreign exchange, net sales increased 5.2% to $64.4 million during the quarter and 9.1% to $125.4 million year to date. Operating income for the quarter was $7.5 million compared with $7.1 million in the prior year and $12.4 million year to date, consistent with $12.2 million in the year-ago period. The Patrick Raulet acquisition contributed positively to sales and operating results but was offset by the category pricing and volume impacts domestically. A domestic price increase initiated in August along with focus on higher margin products and new product introductions within that category are expected to drive improvements in the upcoming third quarter, a higher seasonal period for this segment.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations continues to be a primary source of liquidity. Net working capital, excluding cash and cash equivalents, was $116.3 million at September 12, 2000 compared to a negative $366.6 million at March 28, 2000. The negative working capital at fiscal year end 2000 is directly attributed to the current maturities of the revolving credit facility used to initially finance the Metz acquisition. During the current quarter the initial bridge financing for the acquisition was substantially refinanced with the fixed-rate long-term debt issuance. Additionally, the increase in working capital from fiscal year end 2000 reflects the seasonality of the business.

$45.5 million has been invested in capital expenditures to date, with spending for the total fiscal year planned for a level of $110-115 million. Additionally, 101,100 shares were repurchased during the current quarter at a cost of $2.0 million; 186,100 shares have been repurchased year to date at a cost of $3.3 million. Approximately 1.9 million shares are authorized for repurchase as of September 12, 2000 under the Company's repurchase program.

The Company initially financed the Metz acquisition (March 2000) with a new $600 million revolving credit facility due 2001. During the first quarter of fiscal 2001, borrowings under this revolving credit facility were refinanced through borrowings under the Company's commercial paper programs. The commercial paper borrowings were at a weighted average interest rate of 6.9% during the current quarter compared to a short-term weighted average rate of 5.3% for fiscal 2000. For the current year 24-week period, the weighted average short-term rate was 6.6% compared to 5.5% for the respective year-ago period. These commercial paper programs are supported by the existing lines of credit.

On July 25, 2000, Earthgrains issued $300 million in three-year, 8-3/8% fixed-rate Notes due 2003 and $250 million in five-year, 8-1/2% fixed-rate Notes due 2005 under the Company's $750 million shelf registration statement filed with the Securities and Exchange Commission in April 2000. Proceeds from the offering were used to refinance outstanding commercial paper borrowings. In conjunction with the fixed-rate debt issuance, $550 million of the $1.1 billion total committed lines of credit were terminated by the Company. The $400 million in interest rate swaps, entered into in May 2000, were also terminated. The $7.8 million loss on these swap agreements will be recognized as an adjustment to interest expense over the term of the underlying notes. As of September 12, 2000, approximately $220 million was available under these lines for future borrowings.

The remaining $50 million in commitments under the $600 million credit facility was terminated by the Company in October 2000.

The Company's available cash will be used to fund capital expenditures, interest payments pursuant to the outstanding debt and the initiative to begin repaying a portion of the debt in fiscal 2001, and dividends to shareholders. Cash provided by operations and borrowings available under the existing credit facilities and commercial paper programs and the remaining shelf registration should continue to provide the necessary funding for ongoing cash requirements.

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

          (a)  Exhibit 27 - Financial Data Schedule.

          (b)  Reports on Form 8-K - None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE EARTHGRAINS COMPANY
                                     (Registrant)


Date:  October 25, 2000              By:  Mark H. Krieger



                                     /S/ MARK H. KRIEGER
                                         Mark H. Krieger
                                     Vice President and Chief
                                     Financial Officer