Form 10-Q
period 2001-01-02
EARTHGRAINS CO /DE/
filed 2001-02-16
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended January 2, 2001

                         Commission file number 1-7554

                            THE EARTHGRAINS COMPANY
             (Exact name of registrant as specified in its charter)


                      DELAWARE                      36-3201045
            (State or other jurisdiction         (I.R.S. Employer
            of incorporation or organization)    Identification No.)

               8400 Maryland Avenue, St. Louis, Missouri    63105
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

                $.01 Par Value Common Stock - 42,481,246 shares
                             as of January 30, 2001

                            THE EARTHGRAINS COMPANY

                                     Index


                                                       Page No.
                                                       --------

Part I.   Financial Information

          Condensed Consolidated Balance Sheets           2

          Condensed Consolidated Statements of
          Earnings                                        3

          Condensed Consolidated Statements of
          Cash Flows                                      4

          Notes to Condensed Consolidated
          Financial Statements                            5

          Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                      10

Part II.  Other Information

          Other Information                               14

          Exhibits and Reports on Form 8-K                14

                           THE EARTHGRAINS COMPANY
                    Condensed Consolidated Balance Sheets
                                (In millions)
                                 (Unaudited)

                                                Jan. 2,   March 28,
                                                 2001       2000
                                                -------   ---------
Assets
Current assets:
   Cash and cash equivalents                    $   35.6  $   19.9
   Accounts receivable, net of allowance
    for doubtful accounts of $5.0 and $3.8,
    respectively                                   259.3     261.3
   Inventories                                      93.3      91.5
   Deferred income taxes and other                  90.1     108.6
                                                --------  --------
      Total current assets                         478.3     481.3
Other assets, net                                   36.0      42.4
Goodwill, net                                      884.1     900.0
Plant and equipment, net                           878.8     915.8
                                                --------  --------
      Total assets                              $2,277.2  $2,339.5
                                                ========  ========

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term debt         $    3.3  $  442.1
   Accounts payable                                172.0     177.9
   Accrued salaries, wages and benefits             73.2      83.3
   Accrual for restructuring and consolidation      19.2      17.0
   Other current liabilities                        95.2     107.7
                                                --------  --------
      Total current liabilities                    362.9     828.0

Postretirement benefits                            103.6     104.1
Long-term debt                                     984.7     562.3
Deferred income taxes                              107.5     117.6
Other noncurrent liabilities                        65.7      62.6
Commitments and contingencies                         --        --
Minority interest-mandatorily redeemable
 preferred stock of subsidiary                      10.0      10.0
Shareholders' equity
   Common stock                                      0.4       0.4
   Additional paid-in capital                      632.2     621.6
   Retained earnings                               125.6     125.8
   Unearned ESOP shares                             (7.7)    (11.0)
   Treasury stock                                  (41.2)    (35.8)
   Unearned portion of restricted stock             (4.2)     (1.6)
   Accumulated other comprehensive income          (62.3)    (44.5)
                                                --------- ---------
      Shareholders' equity                         642.8     654.9
                                                --------  --------
         Total liabilities and shareholders'
         equity                                 $2,277.2  $2,339.5
                                                ========  ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                           THE EARTHGRAINS COMPANY
                Condensed Consolidated Statements of Earnings
                     (In millions except per share data)
                                 (Unaudited)

                              16-week period ended    40-week period ended
                             ---------------------  ---------------------
                             January 2, January 4,  January 2, January 4,
                                2001       2000        2001       2000
                                ----       ----        ----       ----
Net sales                     $782.1     $642.8      $1,984.9   $1,561.8

Cost of products sold          437.2      356.0       1,082.6      864.0
                              ------     ------      --------   --------

Gross profit                   344.9      286.8         902.3      697.8

Marketing, distribution
 and administrative expenses   329.8      247.8         817.3      604.0

Provision for restructuring
 and consolidation              11.5        2.3          11.5        2.3
                              ------     ------        ------     ------

Operating income                 3.6       36.7          73.5       91.5

Other income and expenses:
   Interest expense            (25.1)      (7.9)        (59.1)     (18.9)
   Other income (expense),
    net                          1.3        1.2           2.0        3.2
                              ------      -----        ------      -----

(Loss) income before income
 taxes                         (20.2)      30.0          16.4       75.8

(Benefit) provision for
 income taxes                   (7.4)      11.1           9.0       28.4
Minority interest expense       (0.2)      (0.2)         (0.6)      (0.5)
                              -------     ------        ------     ------

Net (loss) income             $(13.0)     $18.7         $ 6.8      $46.9
                              =======     =====         =====      =====

(Loss) earnings per share:
   Basic
      Net (loss) earnings      $(0.32)     $0.46         $0.17      $1.16
                               =======     =====         =====      =====
      Weighted average shares
       outstanding              40.8       40.6          40.6       40.5
                                ====       ====          ====       ====
   Diluted
      Net (loss) earnings      $(0.32)     $0.45         $0.16      $1.12
                               =======     =====         =====      =====
      Weighted average shares
       outstanding              40.8       41.9          41.6       42.0
                                ====       ====          ====       ====

See accompanying Notes to Condensed Consolidated Financial Statements.

                           THE EARTHGRAINS COMPANY
               Condensed Consolidated Statements of Cash Flows
                                (In millions)
                                 (Unaudited)

                                                For the 40-week
                                                 period ended
                                            ----------------------
                                            January 2,  January 4,
                                               2001        2000
                                            ----------  ----------
Cash flow from operating activities:
   Net income                                $  6.8      $ 46.9
   Adjustments to reconcile earnings to
    net cash flow provided by operations:
      Depreciation and amortization           116.2        86.7
      Deferred income taxes                    10.0        (0.3)
      Provision for restructuring and
       consolidation ($11.5 million, less
       cash payments of $0.9 million;
       $2.3 million, less cash payments of
       $0.9 million)                           10.6         1.4
   (Gain) on disposal of fixed assets          (0.4)       (0.6)
   Changes in working capital, net of
    effect of acquisitions                     (5.5)      (49.7)
   Other, net                                  (6.7)      (16.3)
                                             -------     -------
      Net cash flow from operations           131.0        68.1
                                             ------      ------

Cash flows from investing activities:
   Capital expenditures                       (72.5)      (62.7)
   Acquisitions, net of cash acquired         (18.9)      (20.2)
   Other, net                                   3.2         5.9
                                             ------      ------
      Net cash used by investing
       activities                             (88.2)      (77.0)
                                             -------     -------

Cash flows from financing activities:
   Net (payments on) proceeds from
    borrowings                               (554.8)        6.9
   Issuance of long-term debt                 538.4          --
   Dividends to shareholders                   (7.0)       (5.7)
   Purchases of treasury stock                 (3.3)      (13.5)
   Other                                        2.2         1.5
                                             ------      ------
      Net cash used by financing
       activities                             (24.5)      (10.8)
                                             -------     -------

Effect of exchange rate changes on cash        (2.6)       (4.6)
Net increase (decrease) in cash and
 cash equivalents                              15.7       (24.3)
Cash and cash equivalents, beginning of
 period                                        19.9        53.1
                                             ------      ------
Cash and cash equivalents, end of period     $ 35.6      $ 28.8
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

Note 2 - Inventories are carried at the lower of cost or market. Cost is determined under the first-in, first-out method.

Total inventories consisted of the following:

                           January 2,   March 28,
                              2001        2000
                           ----------   ---------

       Raw materials         $ 69.6      $ 68.3
       Finished goods          23.7        23.2
                             ------      ------

                             $ 93.3      $ 91.5
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

During the current quarter, an $11.5 million pretax restructuring charge was recorded for costs associated with closing bakeries in Des Moines, Iowa and Louisville, Kentucky. Additionally, the Rockford, Illinois bakery, which was acquired with Metz Baking Company, was also closed during the third quarter. Costs associated with the Rockford closing will be charged against acquisition-related reserves and no provision was recorded. These provisions and reserves include costs of reflecting certain fixed assets at net realizable value less cost of disposal, employee severance benefits, and other related closing costs that do not benefit future periods. $3.5 million of the $11.5 million charge represents cash costs, the remaining $8.0 million represents noncash charges. $1.4 million of the $2.1 million reserves for the Rockford closing represent cash costs.

The reserve balance at January 2, 2001, is comprised primarily of $11.0 million in cash costs, primarily severance, yet to be paid and $8.2 million in noncash charges. A reconciliation of activity with respect to the Company's restructuring and consolidation since fiscal year 2000 is as follows:

     Ending balance, March 28, 2000      $17.0
     Provision, third quarter             11.5
     Acquisition-related reserves          2.1
     Cash payments associated with
      severance                           (9.2)
     Noncash asset write-offs             (2.2)
                                         ------
     Ending balance, January 2, 2001     $19.2
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

Both acquisitions were purchased for cash and have been accounted for using the purchase method. Accordingly, the results of operations are reflected in the Consolidated Statement of Earnings from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair market value, and the excess costs over net tangible assets are being amortized over 40 years. See comments in the Management's Discussion and Analysis section of this filing regarding impacts of these transactions during the current quarter.

Note 5 - Long-term debt is comprised of the following:

                            January 2, 2001   March 28, 2000
                            ---------------   --------------
   Commercial Paper              $246.6          $  259.1
   Notes Payable, 6.5%, due
    2009                          147.1             146.9
   Notes Payable, 8 3/8%,
    due 2003                      295.5                --
   Notes Payable, 8 1/2%,
    due 2005                      243.9                --
   Revolving Credit Facility,
    due 2000                         --              25.0
   Revolving Credit Facility,
    due 2001                         --             568.0
   Revolving Credit Facilities,
    due 2001                       50.0                --
   Other                            4.9               5.4
                                 ------          --------
                                  988.0           1,004.4
   Less current portion             3.3             442.1
                                 ------          --------
                                 $984.7          $  562.3
                                 ======          ========



Borrowings under a $600 million revolving credit facility due 2001 established to initially finance the acquisition of Metz Baking Company (March 2000) were refinanced during the first quarter of fiscal 2001 through borrowings under the Company's commercial paper programs. On July 25, 2000, Earthgrains issued $300 million in three-year, 8-3/8% fixed-rate Notes due 2003 and $250 million in five-year, 8-1/2% fixed-rate Notes due 2005 from the $750 million shelf registration statement filed with the Securities and Exchange Commission, which became effective in April 2000. Proceeds from these notes, which were issued at a discount, were used to repay a portion of the outstanding commercial paper borrowings. As of January 2, 2001, $200 million of securities under this shelf and $100 million of securities under a shelf registration statement filed with the SEC in 1999 remain unissued. In conjunction with the fixed rate debt issuance, the $600 million credit facility was reduced to $50 million and the $400 million in forward starting interest rate swaps, entered into in May 2000, were terminated. The $7.8 million loss on these swap agreements will be recognized as an adjustment to interest expense over the term of the underlying notes. The remaining $50 million in commitments under the $600 million revolving credit facility was terminated by the Company in October 2000. At January 2, 2001, $50 million was outstanding under the Company's $500 million in committed lines of credit.

Borrowings outstanding under the commercial paper programs and the $50 million under the credit line at January 2, 2001 are classified as noncurrent as they are supported by $450 million in committed lines of credit due in 2002. The commercial paper borrowings were at weighted average interest rates of 7.0% and 6.8% during the current quarter and for the 40-week period compared to weighted average short-term rates of 6.1% and 5.7%, respectively, for fiscal 2000. Based on outstanding debt, commercial paper and letters of credit, approximately $175 million was available for incremental borrowings under the existing $500 million in committed lines of credit at January 2, 2001.

Note 6 - Earnings per share are based on the weighted average number of shares of Earthgrains common stock outstanding for the periods presented. The difference in the weighted average shares outstanding used in the basic and dilutive earnings per share calculations represents the assumed conversion of stock options and restricted stock awards. For the fiscal 2001 third quarter earnings per share calculations, the basic share base is used for both the basic and diluted calculations, as the diluted share base of 41.9 million shares would be antidilutive given the Company's net loss for the quarter.

Note 7 - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) requires that noncash changes in shareholders' equity be combined with net income and reported as "comprehensive income." The Company has elected to report comprehensive income in its Statement of Shareholders' Equity. Other comprehensive income for the Company relates only to foreign currency translation adjustments. For the 16- and 40-week periods ended January 2, 2001 and January 4, 2000, comprehensive income was a negative $20.0 million and a negative $11.0 million, and $7.2 million and $30.2 million, respectively.

Note 8 - On August 26, 2000, a strike was initiated by employees at the Fort Payne, Alabama bakery. The strike ultimately affected 27 bakeries before ending with ratification of a new Fort Payne contract on September 22. Significant incremental costs for overtime, temporary labor, security, travel, distribution and purchased goods were incurred for the Company to continue to operate bakeries and serve customers and consumers. The labor strike had a significant impact on the second and third quarter results and, as expected, the impact to third quarter earnings was even greater than that of the previous quarter. See further discussion of the strike-related impacts in the discussion of results in the Management's Discussion and Analysis of Financial Condition section of this filing.

Note 9 - During the current quarter, an $8.5 million pretax charge was recorded to reflect the collectibility of accounts receivable based on a complete review after centralization of the domestic accounts receivable processing function within the Company's Financial Shared Services Center. The charge is reflected in administrative expenses.

Note 10 - The business segments of the Company are Bakery Products, which consists of the U.S. Bakery Products division and the European Bakery Products division, and Refrigerated Dough Products, which contains the U.S. Refrigerated Dough Products division and the European Refrigerated Dough Products division. There have been no changes to the basis of segmentation or to the basis of measurement as presented in the 2000 Annual Report to Shareholders. Summarized below is the Company's business segment information through the third quarter of fiscal 2001 and 2000 (in millions):

                               16-week period ended    40-week period ended
                              ----------------------  ----------------------
                              January 2,  January 4,  January 2,  January 4,
Income Statement Information:    2001        2000        2001        2000
                              ----------  ----------  ----------  ----------
Net Sales
      Bakery Products          $676.3      $535.8      $1,758.4    $1,339.9
      Refrigerated Dough
       Products                 105.8       107.0         226.5       221.9
                               ------      ------      --------    --------
      Total                    $782.1      $642.8      $1,984.9    $1,561.8
                               ------      ------      --------    --------

   Operating Income
      Bakery Products (b)      $(12.8)     $ 22.9      $   50.0    $   70.8
      Refrigerated Dough
       Products                  20.0        17.4          32.4        29.6
      Corporate (a)              (3.6)       (3.6)         (8.9)       (8.9)
                               -------     -------     ---------   ---------
      Total                    $  3.6      $ 36.7      $   73.5    $   91.5
                               ------      ------      --------    --------

   Depreciation & Amortization
      Bakery Products          $ 39.1      $ 27.2      $   94.6    $   66.0
      Refrigerated Dough
       Products                   5.0         5.3          12.7        11.8
      Corporate (a)               3.6         3.6           8.9         8.9
                               ------      ------      --------    --------
      Total                    $ 47.7      $ 36.1      $  116.2    $   86.7
                               ------      ------      --------    --------

Balance Sheet Information:
   Capital Expenditures
      Bakery Products          $ 24.7      $ 23.0      $   63.7    $   49.0
      Refrigerated Dough
       Products                   2.3         5.4           8.8        13.7
                               ------      ------      --------    --------
      Total                    $ 27.0      $ 28.4      $   72.5    $   62.7
                               ------      ------      --------    --------

(a) Amounts represent purchase accounting valuation in conjunction with the acquisition of the Company by Anheuser-Busch in 1982 and the related depreciation and amortization thereon.

(b) Includes the $8.5 million pretax accounts receivable write-off and the $11.5 million pretax provision for restructuring and consolidation recorded in the third quarter of fiscal 2001, and the $2.3 million pretax provision for restructuring and consolidation recorded in the third quarter of fiscal 2000.


Note 11 - In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective

Date of FASB Statement No. 133". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." This Statement established accounting and reporting standards on accounting and disclosure for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. SFAS 133 will become effective for fiscal 2002 financial reporting.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which provides guidance on the application of existing revenue recognition rules for transactions that existing rules do not specifically address. In June 2000, the SEC issued SAB No. 101B, which delayed the effective date of SAB No. 101.

In the third calendar quarter of fiscal 2000, the Emerging Issues Task Force
(EITF) of the FASB reached consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The consensus establishes requirements for the classification and disclosure of shipping and handling costs incurred and those costs billed.

In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This consensus establishes requirements for the recognition and presentation of sales incentives such as coupons, rebates and other discounts. The guidance under SAB No. 101 and these EITF consensus's are effective for the Company's fourth quarter of fiscal year 2001.

Based upon reviews of the provisions of these recently issued accounting pronouncements and guidance, the Company believes that they will not have a significant impact on its financial position or results of operations or have a material effect on its financial statement reporting.

Management's Discussion and Analysis of
Financial Condition and Results of
Operations

INTRODUCTION
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the 16- and 40-week periods ended January 2, 2001 compared to the 16- and 40-week periods ended January 4, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 28, 2000 included in the Company's Annual Report to Shareholders.

RESULTS OF OPERATIONS
---------------------

Net sales for the 16-week period ended January 2, 2001, increased 21.7% to $782.1 million from $642.8 million reported for the comparable prior-year period, despite the significant impact of a strike during the quarter and an unfavorable impact from foreign exchange rates. The strike, which began by employees at the Fort Payne, Alabama bakery on August 26, eventually affected 27 bakeries before ending with ratification of a new Fort Payne contract on September 22. The estimated strike impact on sales during the current quarter was approximately $29 million and $37 to $39 million for the second and third quarters combined. For the respective 40-week periods, net sales increased to $1,984.9 million from the year-ago $1,561.8 million. International sales during the current quarter were affected by a $23.8 million unfavorable foreign exchange rate impact compared to the same quarter in the prior year, and by $45.4 million year to date. Excluding the unfavorable effect of foreign exchange rates, sales increased 25.4% for the current quarter and 30.0% year to date. Sales growth can primarily be attributed to the contribution from the Metz Baking acquisition (March 2000) and favorable pricing and product mix.

Gross margins decreased slightly in the current period to 44.1% from 44.6% a year ago but increased to 45.5% from 44.7% year to date. The margin improvements can be attributed to enhanced price and mix of products, lower ingredient costs, and the greater percentage of business in bakery operations which has a higher gross margin than the refrigerated dough business. However, these improvements were offset by significant increases in energy costs, including natural gas for bakery ovens, and lost revenues, significant incremental expenses and reduced manufacturing efficiencies, all resulting from the strike. Incremental costs for overtime, temporary labor, security, travel and purchased goods were incurred for the Company to continue to operate bakeries in order to serve markets and protect customer relationships. As expected, the continued impact of the strike was even greater to third quarter profitability than that experienced in the second quarter.

On a percentage-of-sales basis, marketing, distribution and administrative expenses increased to 42.2% from 38.6% in the year-ago quarter and to 41.2% from 38.7% on a year-to-date comparison. During the current quarter, an $8.5 million pretax accounting charge was taken to appropriately reflect the collectibility of accounts receivable based on a full review after the centralization of accounts receivable within Earthgrains' Financial Shared Services Center. This charge was reflected in administrative expenses. The additional increase in marketing, distribution and administrative expenses in the quarter and year-to-date can primarily be attributed to incremental strike-related distribution costs, significant increases in fuel costs, the furthering of mix shift between the Company's segments to a greater percentage of business in the bakery operations, which reflects higher selling and delivery costs, and additional goodwill amortization relative to acquisitions.

The $11.5 million pretax restructuring charge recorded in the current quarter was for fixed asset write-offs, employee severance and benefits, and other related expenses associated with closing the Company's bakeries in Des Moines, Iowa and Louisville, Kentucky. In the year-ago period, a $2.3 million pretax charge was taken for similar costs associated with the shut down of the Company's Pueblo, Colorado bakery.

The increase in interest expense is directly related to the increased long-term debt level resulting from acquisitions, generally higher interest rate levels, and the conversion from lower cost floating rate to fixed-rate, long-term debt during the second quarter. Approximately $1.2 million during the quarter and $2.8 million year to date was due to higher interest rates.

The higher effective income tax rate for the current fiscal year is a direct result of the impact of the increased nondeductible goodwill amortization, related primarily to the Metz acquisition, on a reduced earnings level because of the strike and unusual charges. Nondeductible goodwill amortization increased year over year from $3.0 million to $6.6 million in the current quarter, and from $7.2 million to $16.6 million year to date. Due to the lower levels of earnings in the second half of the fiscal year, the annual effective tax rate is expected to remain significantly higher than normal for this fiscal year, in the range of 55-60%.

The current 16-week period resulted in a net loss of $13.0 million or a loss of $0.32 per diluted share, compared to $18.7 million, or $0.45 per diluted share in the prior year's comparable period. The negative impact of the strike during the current quarter was estimated at $0.37 per diluted share and $0.13 per diluted share in the second quarter. The current quarter was also negatively affected by $0.13 per diluted share for the charge related to accounts receivable, $0.18 per share for the restructuring charge, $0.09 per share for higher costs of fuel and energy, and $0.04 per share due to unfavorable foreign exchange rates. Year-to-date earnings were $6.8 million or $0.16 per diluted share compared to $46.9 million or $1.12 per diluted share in fiscal 2000. The year-over-year comparison was affected by the strike, unusual items, and, as expected, acquisition-related impacts discussed above.

Operating Segment Information
-----------------------------

The business segments of the Company are Bakery Products, which consists of the U.S. Bakery Products division and the European Bakery Products division, and Refrigerated Dough Products, which contains the U.S. Refrigerated Dough Products division and the European Refrigerated Dough Products division. This discussion reflects significant impacts in business results by operating segment, as reported consistently with how management assesses operating segment performance. See Note 10 for comparative presentation of business segment data.

Bakery Products
---------------

The Bakery Products segment reflected significantly higher net sales during the current 16- and 40-week periods over the comparable year-ago periods, despite significant unfavorable impacts of the strike and foreign exchange rates. Net sales for the segment increased 26.2% to $676.3 million during the current quarter and 31.2% to $1,758.4 million year to date. The Metz acquisition contributed approximately $182 million in net sales during the current quarter and $458 million to date for fiscal 2001, excluding the impact of the strike. Sales volumes in pounds for domestic baking operations, excluding the strike, were comparable to prior year volumes but fell below Company expectations. Excluding the exchange rate impact, sales increased 29.6% in the current quarter and 33.9% year to date. Continued favorable pricing and product mix shift to premium and superpremium product lines also contributed to the sales increase.

Operating results during the quarter for the Bakery Products segment decreased to a loss of $12.8 million from earnings of $22.9 million, due to unfavorable impacts from the strike, the accounts receivable and restructuring charges, and foreign exchange rates. Operating income decreased 29.4% to $50.0 million from $70.8 million year to date. Enhanced price and mix of products, and lower ingredient costs were drivers of improvement but were overcome by higher fuel and energy costs, impacts of the strike, unusual charges, and higher goodwill amortization. Integration of the Reposteria Martinez acquisition in Spain (March 1999), which is substantially completed, continued to contribute to results for the European Bakery operations of the segment.

Refrigerated Dough
------------------

Net sales for the Refrigerated Dough segment decreased slightly during the current quarter to $105.8 million, compared to the year-ago quarter and increased to $226.5 million for the 40-week period. Excluding the impact of foreign exchange rates, net sales increased 4.1% to $111.4 million during the quarter and 6.7% to $236.8 million year to date. Strong operating income for the quarter increased to $20.0 million compared with $17.4 million in the prior year and $32.4 million year to date, up from $29.6 million in the year-ago period. Pricing and improved product mix in the United States contributed positively to sales and operating results coupled with lower manufacturing costs and cold weather experienced for this seasonally strong period for the segment.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations continues to be a primary source of liquidity. Net working capital, excluding cash and cash equivalents, was $79.8 million at January 2, 2001 compared to a negative $366.6 million at March 28, 2000. The negative working capital at fiscal year end 2000 is directly attributed to the current maturities of the revolving credit facility used to initially finance the Metz acquisition. During the second quarter, the initial bridge financing for the acquisition was substantially refinanced with the fixed-rate long-term debt issuance.

$72.5 million has been invested in capital expenditures to date for fiscal 2001, with the spending estimate for the total fiscal year reduced to approximately $100 million from a planned level of $110-115 million. No shares were repurchased during the current quarter; 186,100 shares have been repurchased year to date at a cost of $3.3 million. Approximately 1.7 million shares are authorized for repurchase as of January 2, 2001 under the Company's repurchase program.

The Company initially financed the Metz acquisition (March 2000) with a new $600 million revolving credit facility due 2001. During the first quarter of fiscal 2001, borrowings under this revolving credit facility were refinanced through borrowings under the Company's commercial paper programs. The commercial paper borrowings were at a weighted average interest rate of 7.0% during the current quarter compared to a short-term weighted average rate of 6.1% for fiscal 2000. For the current year 40-week period, the weighted average short-term rate was 6.8% compared to 5.7% for the respective year-ago period. These commercial paper programs are supported by the existing committed lines of credit.

On July 25, 2000, Earthgrains issued $300 million in three-year, 8-3/8% fixed-rate Notes due 2003 and $250 million in five-year, 8-1/2% fixed-rate Notes due 2005 under the Company's $750 million shelf registration statement filed with the Securities and Exchange Commission in April 2000. Proceeds from the offering were used to refinance a portion of the outstanding commercial paper borrowings. As of January 2, 2001, $200 million of securities under this shelf and $100 million of securities under a shelf registration statement filed with the SEC in 1999 remain unissued. In conjunction with the fixed-rate debt issuance, $550 million of the $1.1 billion total committed lines of credit were terminated by the Company. The $400 million in interest rate swaps, entered into in May 2000, were also terminated. The $7.8 million loss on these swap agreements will be recognized as an adjustment to interest expense over the term of the underlying notes. The remaining $50 million in commitments under the $600 million credit facility was terminated by the Company in October 2000. At January 2, 2001 $50 million was outstanding under the Company's remaining $500 million in committed lines of credit. As of January 2, 2001, approximately $175 million was available under these lines for future borrowings.

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

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibit 27 - Financial Data Schedule.

         (b)  Reports on Form 8-K
              On September 26, 2000, the Company filed with the Securities and Exchange Commission a current report on Form 8-K announcing that earnings for the second quarter would fall below analyst expectations because of strike
              -related costs and revenue impacts.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE EARTHGRAINS COMPANY
                                      (Registrant)


Date:  February 15, 2001              By:  Mark H. Krieger


                                      /S/ MARK H. KRIEGER
                                          Mark H. Krieger
                                      Vice President and
                                      Chief Financial Officer