Form 10-K405
period 2001-03-27
EARTHGRAINS CO /DE/
filed 2001-06-21
CIK 1004985

.
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED MARCH 27, 2001 OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

                                      NONE
-------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                        $1,091,915,586 AS OF MAY 25, 2001

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        $.01 PAR VALUE COMMON STOCK: 42,623,594 SHARES AS OF MAY 25, 2001


                     DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Annual Report to Shareholders for the
     Fiscal Year Ended March 27, 2001............PART I, PART II, and PART IV

  Portions of Definitive Proxy Statement for the Annual
     Meeting of Shareholders on July 13, 2001....PART II and PART III

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Matters discussed in this annual report (particularly Item 7) contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the best current information and reasonable assumptions about anticipated developments in order to provide the clearest possible description of Earthgrains' business and outlook. However, because of the risks and uncertainties that always exist in any operating environment or business, Earthgrains cannot make any assurances that these expectations will prove correct. Actual results and developments may differ materially, depending upon the prices of raw materials, fuel, commodities and other goods purchased; the ability of the Company to realize projected savings from productivity and product-quality improvements; the ability of the Company to continue to participate in industry consolidation and to successfully integrate acquired businesses; labor costs and labor relations; legal proceedings to which the Company may become a party; competitive pricing; economic conditions in the Company's countries of operations, including currency values and interest rates; and other factors.

      Earnings before interest expense, income taxes, depreciation, amortization and minority interest expense ("EBITDA") and cash earnings per diluted share are used in this report because they are financial indicators of cash-generation capability and a company's ability to incur and service indebtedness. Earthgrains' calculation of EBITDA may not be identical to that used by other companies. EBITDA is not the same as income from operations or cash flow from operating activities, and cash earnings per diluted share is not the same as earnings per diluted share as determined in accordance with generally accepted accounting principles. EBITDA margin is expressed as a percentage of net sales.

                                    PART I

ITEM 1.    BUSINESS.

Earthgrains Overview
--------------------

      The Earthgrains Company (the "Company") is an international manufacturer, distributor and consumer marketer of packaged fresh bread and baked goods and refrigerated dough products.

      The Company began operations in 1925 with one bakery. In 1982, Anheuser-Busch Companies, Inc. ("AB") acquired the Company (then a publicly-traded company known as Campbell-Taggart, Inc.). The Company again became an independent, publicly-traded company on March 26, 1996, when Anheuser-Busch distributed 100% of the shares of the Company to its shareholders in a spin-off. The Company's common stock began trading on the New York Stock Exchange on March 27, 1996, under its current name and the symbol "EGR."

      The Company's operations are divided into two principal businesses:
Bakery Products and Refrigerated Dough Products. The Company's Bakery Products business manufactures and distributes fresh-baked goods such as baked breads, buns, rolls, bagels, cookies, snack cakes and other sweet goods in the United States and fresh-baked sliced bread, buns, snack cakes, sweet buns and brioche in Spain and Portugal. In March 2000, the Company completed the purchase of Metz Holdings, Inc., and its operating subsidiaries, including Metz Baking Company. The acquisition added profitable brands and territory in the Upper Midwest to the Company's domestic baking business. The Company continues to be the market-share leader in its overall fresh-bakery territory and now serves more than 50 percent of the U.S. population.

      The Company's Refrigerated Dough Products business manufactures many different refrigerated dough products in the United States including biscuits, specialty biscuits, dinner rolls, danishes, cookie dough, crescent rolls, breadsticks, cinnamon rolls, pizza crusts, pie crusts and toaster pastries. The Company's Refrigerated Dough Products business also manufactures and sells refrigerated dough products throughout Western Europe, and makes packaged rolled dough, which is used to prepare foods such as quiches, tarts and pies.

BAKERY PRODUCTS

Overview
--------

      The Company operates fresh packaged-bread and bakery-products businesses in the United States and Europe. The Company offers a wide range of products in the popular, premium and superpremium segments of the market. It sells primarily to retail grocers and other food outlets, and also serves leading food service and fast food customers with products. The products are delivered to customers' outlets primarily by way of a Company-owned direct-store-delivery route system. In accordance with the fresh-baked goods industry practice, the Company accepts returns of fresh-baked goods that have not been sold by retailers by a prescribed freshness date, and operates retail thrift stores that sell certain returned products.

U.S. Bakery Products
--------------------

      The Company's U.S. Bakery Products division operates 55 direct-store-delivery bakeries and six Diversified Products bakeries that supply the entire system with specialized products. The U.S. Bakery Products division markets its white and wheat breads, buns, rolls and other bakery products under leading brand names in six regions in all or part of 33 states, and across the country to food-service and fast-food customers such as Burger King(R), Pizza Hut(R), Waffle House(R) and Jack in the Box(R). The markets served by the 55 bakeries in these six regions include 27 sales zones. The Company's six Diversified Products bakeries make products that include hearth breads, shelf-stable bagels, croissants, breadsticks, frozen dough products and snack cakes, which are distributed to all six regions and nationally to food service customers.

      The fresh-baked goods are sold primarily on a wholesale basis through a variety of distribution systems, including approximately 4,900 Company-owned direct-store delivery routes, to grocers, restaurants and institutions in areas generally within a 300-mile radius of the producing bakery. The Company operates approximately 450 retail thrift stores that sell certain returned products.

      The U.S. Bakery Products division is an industry leader in the use of information technology for category management and scan-based trading. The division is also active in industry consolidation, making eight acquisitions in the last five years.

European Bakery Products
------------------------

      The Company's European Bakery Products division markets more than 240 branded products through approximately 1,275 Company-owned direct-store delivery routes and 350 independent operators in Spain (including the Canary Islands) and Portugal. The primary European Bakery Products subsidiary, Bimbo, S.A., operates 11 bakeries in Spain (including one in the Canary Islands), and one bakery in Portugal. The division is the leading producer of fresh-baked sliced bread and buns in Spain and the second-largest producer of sliced bread in Portugal. The European Bakery Products division also produces and markets snack cakes and other sweet goods. In 1999, the acquisition of Reposteria Martinez, a cake and sweet goods manufacturer, made the Company the second-largest cake producer in Spain. On January 1, 2001, the division acquired the Ortiz toasted bread operations from Nutrexpa, S.A., making the Company the market leader in toasted bread products. The European Bakery Products division is the branded market leader in the retail sweet-good segments of cake, sweet buns and brioche. Bimbo, S.A., also operates a separate store-brand (private label) bread, bun and cake business, Pimad, S.A., a subsidiary that uses a separate manufacturing and distribution system.

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

U.S. Refrigerated Dough Products
--------------------------------

      The Company's U.S. Refrigerated Dough Products division is one of only two manufacturers of canned refrigerated dough in the United States. The Company is the only manufacturer of store-brand (private label) canned refrigerated dough and one of the largest store-brand toaster pastry producers in the United States. The Company's Refrigerated Dough Products include biscuits, specialty biscuits, dinner rolls, crescent rolls, cinnamon rolls, cookie dough, breadsticks, pizza crusts and pie crusts. U.S. Refrigerated Dough Products manufactures its products at two plants and markets them nationwide under more than 100 store brands. The division also sells products under the Company's brand name, Merico, and under a licensed brand name. The products are sold in grocery retailers' refrigerated sections.

European Refrigerated Dough Products
------------------------------------

      The Company's European Refrigerated Dough Products division produces and markets products under the CroustiPate brand name, and also manufactures store-brand (private label) products. The primary European Refrigerated Dough Products subsidiary, EuroDough, S.A.S., operates four plants in France. The division's product line includes refrigerated canned, rolled, and block dough, and frozen dough, and it is the only manufacturer of canned refrigerated dough in Europe. The Company has a contract-packaging arrangement to manufacture products for the Pillsbury Company and Danone Group. Serving all of Western Europe, the division recently expanded distribution of its CroustiPate products into Germany and the Benelux countries. The 1998 acquisition of Chevalier Servant increased the division's production capacity, adding new product capabilities, including those for yeast-leavened refrigerated pizza dough. The acquisition of Patrick Raulet, S.A., in 1999 added significant store-brand and branded business, making the division the largest refrigerated dough supplier in Western Europe.

Competition
-----------

GENERALLY

      The Company's ability to sell its products depends on its ability to attain store shelf space in relation to competing brands and other food products. Future growth for the Company will depend on the Company's ability to continue to: streamline and reduce operating costs, maintain effective cost control programs, improve branded product mix, take advantage of industry consolidation opportunities, develop successful new products, maintain effective pricing and promotion of its products, and provide superior customer service. Effective investment of capital, and in technology, will play important roles in achieving these goals.

      The fresh-baked, refrigerated, and frozen dough product lines also compete with other alternative foods.

BAKERY PRODUCTS

      The packaged bakery products business is highly competitive. There is intense price, product, and service competition with respect to all of the Company's products. Competition is based on product quality, price, brand loyalty, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. Customer service, including appropriate frequency of deliveries and maintenance of fully-stocked shelves with fresh products, is an important competitive factor that is central to the competition for retail shelf space among fresh-baked goods manufacturers. Certain market areas of the fresh baked goods business continue to exhibit lower margins due to regional differences in price levels, product mix, and input costs.

      The Company competes with other national and regional wholesale bakeries, large grocery chains that have vertically integrated or in-store bakeries, small retail bakeries, and many producers of alternative foods. The identities and number of competitors vary from market to market. The Company's leading competitors in the fresh-baked goods business include Interstate Bakeries Corporation, Flowers Foods, Inc., and Bestfoods Baking Company.

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

      The Company is the only manufacturer of canned refrigerated dough in Europe. However, the Company competes with Nestle S.A., UNIQ plc, and small regional manufacturers of rolled, block and frozen dough products.

Raw Materials
-------------

      The products manufactured by both of the Company's business segments require a large volume of various agricultural products, including wheat for flour, soybean oil for shortening, and corn for high fructose corn syrup. Agricultural commodities represented 21-24% of the Company's cost of products sold for the 2001 fiscal year. The Company fulfills its commodities requirements through purchases from various sources, including futures contracts, options, contractual arrangements, and spot purchases on the open market. The commodity markets have experienced, and may continue to experience, significant price volatility. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, government regulations, and legislation affecting agriculture. The Company believes that adequate supplies of agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials.

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

BAKERY PRODUCTS

      The Company sells bakery products in the popular, premium and superpremium segments. The U.S. Bakery Products division's primary brand names in the popular segment for breads, buns and rolls are Colonial, Rainbo, Heiner's, Kern's, Grandma Sycamore's, Mother's, Old Home and Master. IronKids is a brand of special-recipe white bread for children. In the premium segment, products include premium wheat and variety breads under Grant's Farm(R), a licensed brand name. Superpremium specialty breads, bagels and other bakery products are sold under the brand names Earth Grains, San Luis Sourdough and Redding French Bakery. Break Cake is the primary brand name for snack cakes and other sweet goods. The division also sells products in the United States under the licensed franchise brands including Sunbeam(R), Roman Meal(R), Country Hearth(R), Sun Maid(R), Holsum(R), Taystee(R), Healthy Choice(R) and D'Italiano(R). The Company owns several federally registered trademarks, including Rainbo, IronKids, and Earth Grains.

      The European Bakery Products division's popular segment products include white breads and buns under the Bimbo brand name and toasted bread under the Ortiz brand name. Silueta is the brand name for premium wheat and variety breads. Superpremium specialty breads bear the Semilla de Oro brand name, and snack cakes and sweet goods are manufactured and sold under brand names including Martinez, Madame Brioche and Bimbo.

REFRIGERATED DOUGH PRODUCTS

      In addition to manufacturing and selling refrigerated dough products under many different store brands, the U.S. Refrigerated Dough Products division sells its products under the Company's Merico brand name and the licensed Sun Maid(R) brand name. The European Refrigerated Dough Products division sells canned and rolled dough under various store brands as well as under the CroustiPate brand name.

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

Employees
---------

      As of March 27, 2001, the Company employed approximately 25,400 people, of which approximately 21,300 were based in the United States. Approximately 70% of the Company's domestic employees work under approximately 275 union contracts. The Company believes its labor relations to be satisfactory.

Business Segment and Geographic Information
-------------------------------------------

      The percentage of net sales attributable to the Company's business segments for fiscal year 2001 was 88.1% for Bakery Products and 11.9% for Refrigerated Dough Products. In addition to the information provided in Items 1 and 2 in this Form 10-K, further information regarding the Company's business segments and geographic information is contained in Notes 12 and 13 on pages 36 and 37 of the Company's Annual Report to Shareholders for fiscal year 2001, and is hereby incorporated by reference.

ITEM 2.    PROPERTIES.

      Domestically, the Company operates 63 manufacturing facilities in 24 states. The Company's European subsidiaries own and operate 12 bakeries in Spain (including the Canary Islands) and Portugal, and four refrigerated dough manufacturing plants in France. The Company's domestic bakeries operate at approximately 85% of capacity. The Company owns all of its manufacturing facilities, except for the facilities in Detroit, Michigan; Rock Island, Illinois; Birmingham, Alabama; Fort Payne, Alabama; and two facilities in San Luis Obispo, California, which are leased. The Detroit facility is subject to a lease which expires in 2019 and which gives the Company the option to purchase the property at fair market value at any time during the lease term. The Rock Island facility is subject to two leases, both of which expire in 2006, and each of which grant the Company three consecutive five-year renewal options. The Birmingham facility is subject to a lease that expires in 2006. The Fort Payne facility is subject to two leases that expire in 2010 and 2016, respectively; both leases give the Company an option to purchase the property. The leases for the San Luis Obispo facilities expire in 2004 and 2008 respectively, and one lease gives the Company an option to purchase the property. Domestically, the Company operates approximately 450 retail thrift stores and maintains approximately 630 distribution centers, the majority of which are leased. The Company also owns and leases retail thrift stores and distribution centers in Spain. The Company owns its corporate headquarters and a research and development facility in St. Louis, Missouri. The Company leases space in St. Louis, Missouri, for its Financial Shared Services Center; that lease expires in 2004, and the Company has a five-year renewal option. The Company also subleases space in St. Louis for the corporate headquarters of its Refrigerated Dough Products division. That tenancy is pursuant to a sublease which expires in 2004 with options, at the Company's discretion, to enter into a direct lease for a period of either six additional years or one additional year with a further five-year renewal option. The Company leases its Spanish corporate headquarters in Barcelona, Spain. The Company maintains approximately 7,900 motor vehicles in its domestic fleet, which are used principally in the sales and distribution of its products.

      The Company's Worldwide Bakery Products facilities and the products manufactured at each are as follows:

U.S. BAKERY PRODUCTS

PLANTS                               PRODUCTS
------                               --------
Albuquerque, New Mexico              Bread & Buns
Atlanta (Decatur), Georgia           Bread & Buns
Birmingham, Alabama                  Bread & Buns
Chattanooga, Tennessee               Bread & Buns
Chicago, Illinois                    Bread
Dallas, Texas                        Bread & Buns
Denver (Commerce City), Colorado     Bread & Buns
Detroit (Highland Park), Michigan    Bread & Buns
Dothan, Alabama                      Bread & Buns
Dubuque, Iowa                        Bread & Buns
Eau Claire, Wisconsin                Buns & Muffins



El Paso, Texas                       Bread & Buns
Fergus Falls, Minnesota              Bread
Fresno, California                   Bread & Buns
Grand Junction, Colorado             Bread & Buns
Grand Rapids, Michigan               Bread, Buns, Donuts & Frozen Dough
Harlingen, Texas                     Bread & Buns
Hastings, Nebraska                   Bread & Buns
Houston, Texas                       Bread & Buns
Huntington, West Virginia            Bread & Buns
Huntsville, Alabama                  Buns
Hutchinson, Kansas                   Buns
Knoxville, Tennessee                 Buns
London, Kentucky                     Bread & Buns
Lubbock, Texas                       Bread & Buns
Madison, Wisconsin                   Bread, Buns, Donuts & Sweet Rolls
Marquette, Michigan                  Bread & Buns
Memphis, Tennessee                   Bread & Buns
Meridian, Mississippi                Bread & Buns
Milwaukee, Wisconsin                 Bread & Buns
Minneapolis (Roseville), Minnesota   Bread & Buns
Mobile, Alabama                      Bread & Buns
Nashville, Tennessee                 Bread & Buns
Oakland, California                  Bread, Buns & English Muffins
Oklahoma City, Oklahoma              Bread & Buns
Omaha (Bellevue), Nebraska           Bread & Buns
Orangeburg, South Carolina           Bread & Buns
Owensboro, Kentucky                  Bread & Buns
Phoenix, Arizona                     Bread & Buns
Redding, California                  Bread & Buns
Rock Island, Illinois                Bread & Buns
Sacramento, California               Bread & Buns
Salt Lake City, Utah                 Bread & Buns
San Antonio, Texas                   Bread & Buns
San Luis Obispo, California (2)      Bread & Buns
Sioux City, Iowa                     Bread & English Muffins
Sioux Falls, South Dakota            Bread, Buns & Donuts
South Sioux City, Nebraska           Buns & Pies
Springfield, Missouri                Bread & Buns
Stockton, California                 Bread, Buns & Sweet Goods
Tucson, Arizona                      Bread & Buns
Valdese, North Carolina              Bread & Buns
Watertown, South Dakota              Sweet Goods & Donuts
Wichita, Kansas                      Bread & Buns

DIVERSIFIED PRODUCTS

PLANTS                               PRODUCTS
------                               --------
Albuquerque, New Mexico              Bagels
Beatrice, Nebraska                   Fruit Cakes
Fort Payne, Alabama                  Bread, Buns, Sweet Goods & Bagels
LaCrosse, Wisconsin                  Croutons & Stuffing Mix
Paris, Texas                         Bread, Buns, Sweet Goods & Frozen Dough
Rome, Georgia                        Granola Bars

EUROPEAN BAKERY PRODUCTS

PLANTS                               PRODUCTS
------                               --------
Aguimes (Canary Islands), Spain      Bread & Buns
Albergaria-a-Velha, Portugal         Bread
Almansa (Albacete), Spain            Bread & Buns
Antequera (Malaga), Spain            Bread & Buns
Azuqueca de Henares (Guadalajara),
Spain                                Bread
Briviesca (Burgos), Spain            Sweet Goods
El Espinar (Segovia), Spain          Sweet Goods
Granollers (Barcelona), Spain        Bread & Buns
Las Mercedes (Madrid), Spain         Bread & Buns
Palma de Mallorca (Majorca,
Balearic Islands), Spain             Bread & Buns
Solares (Cantabria), Spain           Bread & Buns
Vergel (Alicante), Spain             Toasted Bread

The Company's Worldwide Refrigerated Dough Products facilities and the products manufactured at each are as follows:

U.S. REFRIGERATED DOUGH PRODUCTS

PLANTS                                 PRODUCTS
------                                 --------
Atlanta (Forest Park), Georgia         Refrigerated Dough & Toaster Pastries
Dallas (Carrollton), Texas             Refrigerated Dough

EUROPEAN REFRIGERATED DOUGH PRODUCTS

PLANTS                                 PRODUCTS
------                                 --------
Dole, France                           Refrigerated Dough
Lievin, France                         Refrigerated & Frozen Dough
Valence, France                        Refrigerated Dough
Vittel, France                         Refrigerated Dough


      The Company believes that its facilities are well-maintained, suitable, and adequate for its immediate needs. Additional space is available if needed to accommodate expansion.

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

      The operations of Earthgrains, like those of similar businesses, are subject to various Federal, state, and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, and other regulations intended to protect public health and the environment. From time to time, Earthgrains has received notices from the U.S. Environmental Protection Agency ("EPA") that it has been identified as a potentially responsible party ("PRP") with respect to certain locations under the Comprehensive Environmental Response, Compensation and Liability Act and may be required to share in the cost of site cleanup. In June 2000, the Company received a request for information from the EPA pertaining to the Company's refrigerant handling practices, and the Company is cooperating with the EPA in connection with that request. While it is difficult to quantify with certainty the financial impact of actions related to environmental matters, based on the information currently available, it is management's opinion that the ultimate liability arising from such matters, taking into account established reserves, should not have a material effect on Earthgrains' results of operations, cash flows from operations, or financial position.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the 2001 fiscal year.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

      BARRY H. BERACHA (age 59) is Chief Executive Officer and Chairman of the Board of Directors of the Company, positions he has held since 1993. From 1976 through 1996, he was a Vice President and Group Executive of Anheuser-Busch Companies, Inc. ("AB"), and during that time served in various positions for various AB subsidiaries. In addition, he currently serves as a member of the Board of Directors for the Pepsi Bottling Group, Inc., McCormick & Company, Inc. and Transora, a business-to-business electronic marketplace for consumer packaged goods companies.

      JOHN W. ISELIN, JR. (age 48) is the Company's Executive Vice President and Chief Operating Officer, a position he has held since March 2001. He served as President, Worldwide Bakery Products from 1999 through March 2001 and as Executive Vice President (U.S. Bakery Products) of the Company from 1994 through 1999.

      WILLIAM H. OPDYKE (age 57) is the Company's President of Worldwide Refrigerated Dough Products and International Baking, a position he has held since March 2001. He served as President of Worldwide Refrigerated Dough Products, Technology and Purchasing, from 1999 to March 2001. He served as Executive Vice President (Refrigerated Dough Products) from 1995 through 1999.

      MARK H. KRIEGER (age 48) is the Company's Vice President and Chief Financial Officer, positions he has held since 1994.

      JUDITH M. ABRAMS (age 43) is the Company's Vice President - Corporate Planning and Development, a position she has held since April 2000. Ms. Abrams has held a variety of positions with Edison Brothers Stores, Inc. ("Edison Bros."), a specialty retailer of men's and women's fashion apparel and footwear, where she was employed from 1986 through 2000. Most recently, Ms. Abrams served as Acting Chief Financial Officer of Edison Bros. from 1999 through 2000, and served as Vice President and Controller from 1998 to 1999. From 1997 to 1998, she served as

Vice President, Financial Planning and Analysis. From 1986 to 1997, Ms. Abrams held a number of positions with Edison Bros., including Assistant to the Chief Financial Officer and various merchandise-related positions.

      On March 9, 1999, Edison Bros. filed voluntary petitions of relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. The cases were procedurally consolidated and are being jointly administered under case number 99-529. At and prior to the time of filing, Ms. Abrams served as Vice President and Controller of Edison Bros.

      BARRY M. HORNER (age 52) is the Company's President, U.S. Bakery Products, a position he has held since 1999. He served as Vice President (Bakery Operations) from 1996 through 1999. Mr. Horner served as Executive Vice President of Sales and Distribution of the Company's domestic baking operations from 1994 until 1996.

      MIGUEL LLADO (age 44) is President - European Bakery Products, a position he has held since January 2001. From 1996 through December 2000, he was Director, and then Vice President, of Sales and Marketing for Bimbo, S.A., the Company's primary European Bakery Products subsidiary. Before working for the Company, Mr. Llado served in various management positions at Frito-Lay, Inc., both in Europe and the United States.

      JOSEPH M. NOELKER (age 52) is the Vice President, General Counsel, and Corporate Secretary of the Company, positions he has held since 1996. Mr. Noelker served as Associate General Counsel of AB from 1987 until 1996.

      KEVIN W. OLIVER (age 43) is the Company's Vice President - Human Resources, a position he has held since April 2000. From 1990 through 2000, he served in a number of Labor Relations and Human Resources positions of increasing responsibility at Frito-Lay, Inc. Most recently, from 1999 to 2000, he was the Vice President - Human Resources - Sales. He also served as the Vice President - Labor Relations from 1997 to 1999.



OTHER SIGNIFICANT OFFICERS

      VIRGIL H. REHKEMPER (age 42) is Vice President and Controller of the Company, positions he has held since 1997. Prior to that he served as Controller of the Company from 1995 until 1997, and from 1990 to 1995, he was Manager, Financial and Operational Audit of AB.

      MICHAEL A. SALAMONE (age 42) is Vice President and Treasurer of the Company, positions he has held since 1996. From 1991 until 1993 he served as Assistant Treasurer of Pet Incorporated and as Vice President and Treasurer from 1993 until 1995.

                                   PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      The information required by this Item is hereby incorporated by reference to Note 8 on page 34 of the Company's Annual Report to Shareholders for fiscal year 2001 and page 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 13, 2001. As of May 25, 2001, the Company had approximately 15,400 shareholders of record.

ITEM 6.    SELECTED FINANCIAL DATA

      The information required by this Item is hereby incorporated by reference to page 16 of the Company's Annual Report to Shareholders for fiscal year 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

      The information required by this Item is hereby incorporated by reference to page 15 and pages 17-21 of the Company's Annual Report to Shareholders for fiscal year 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is hereby incorporated by reference to pages 22-39 of the Company's Annual Report to Shareholders for fiscal year 2001.

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

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item with respect to Directors is hereby incorporated by reference to pages 4-7 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 13, 2001. The information required by this Item with respect to Executive Officers is presented in this Form 10-K immediately following the response to Item 4.

ITEM 11.   EXECUTIVE COMPENSATION

      The information required by this Item is hereby incorporated by reference to page 8 and pages 13-18 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 13, 2001.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is hereby incorporated by reference to pages 2 and 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders on July 13, 2001.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There are no relationships or related transactions reportable under
Item 13.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

      1.   FINANCIAL STATEMENTS:                                                    Page(s)
                                                                                    -------
           Consolidated Balance Sheets as of March 27, 2001, and March 28, 2000         22*

           Consolidated Statements of Earnings for the fiscal year ended
           March 27, 2001; the fiscal year ended March 28, 2000; and the
           fiscal year ended March 30, 1999                                             23*

           Consolidated Statements of Cash Flows for the fiscal year ended
           March 27, 2001; the 24* fiscal year ended March 28, 2000; and the
           fiscal year ended March 30, 1999                                             24*

           Consolidated Statements of Shareholders' Equity for the fiscal year ended March 27, 2001; the fiscal year ended March 28, 2000;
           and the fiscal year ended March 30, 1999                                     25*

           Notes to Consolidated Financial Statements                                   26-38*

           Report of Independent Accountants                                            39*

         * Incorporated herein by reference to the indicated pages of the Annual Report to Shareholders for fiscal year 2001.

      2.   FINANCIAL STATEMENT SCHEDULES

           Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     3.   EXHIBITS

     3.1       --     Amended and Restated Certificate of Incorporation of
                      The Earthgrains Company (dated February 26, 1996)
                      (incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended March 25, 1997).

     3.2       --     Certificate of Amendment of the Amended and
                      Restated Certificate of Incorporation of The
                      Earthgrains Company (filed November 17, 1998)
                      (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended March 30, 1999).

     3.3       --     By-Laws of The Earthgrains Company (amended and restated
                      as of February 22, 1996) (incorporated by reference to
                      Exhibit 3.2 to Form 10-K for the fiscal year ended
                      March 25, 1997).

     4.1       --     Form of Rights Agreement dated as of February 22,
                      1996, between the Company and Boatmen's Trust Company, as Rights Agent (incorporated by reference to Exhibit
                      4.1 to Form 10-K for the fiscal year ended March 25,
                      1997).

     4.2       --     Form of Indenture between The Earthgrains Company and
                      The Bank of New York, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4 in the Company's Form S-3, Reg. Statement No. 333-74267).

     10.1      --     The Earthgrains Company 1996 Stock Incentive Plan
                      (As Amended April 11, 1996, March 21, 1997, May 30,
                      1997, April 29, 1999 and July 14, 2000; Restated to reflect two 2-for-1 Stock Splits on July 28, 1997, and
                      July 20, 1998).*

     10.2      --     The Earthgrains Amended and Restated Directors Deferred
                      Fee Plan (effective October 6, 1998, as amended as of
                      March 29, 2000).*

     10.3      --     Amendment No. 1 to The Earthgrains Company Employee
                      Stock Ownership/401(k) Plan (Amendment No. 1 also restated the Plan) (incorporated by reference to Exhibit
                      10.3 to Form 10-K for the fiscal year ended March 25,
                      1997).

     10.4      --     Amendment No. 2 to The Earthgrains Company Employee
                      Stock Ownership/401(k) Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended
                      March 31, 1998).

     10.5      --     Amendment No. 3 to The Earthgrains Company Employee
                      Stock Ownership/401(k) Plan (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended
                      March 28, 2000).

     10.6      --     Amendment No. 4 to The Earthgrains Company Employee
                      Stock Ownership/401(k) Plan.

     10.7      --     Amendment No. 5 to The Earthgrains Company Employee
                      Stock Ownership/401(k) Plan.

     10.8      --     Amendment No. 6 to The Earthgrains Company Employee
                      Stock Ownership/401(k) Plan.

     10.9      --     Amendment No. 7 to The Earthgrains Company Employee
                      Stock Ownership/401(k) Plan.

     10.10     --     The Earthgrains Company Employee Stock Ownership/401(k)
                      Plan Trust Agreement (Dated July 1, 1996) (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended March 25, 1997).

     10.11     --     The Earthgrains Company Exceptional Performance Plan
                      (Effective as of March 26, 1997) (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended March 25, 1997).*

     10.12     --     The Earthgrains Company Excess Benefit Plan (Effective
                      October 1, 1993) (incorporated by reference to Exhibit
                      10.6 to Form 10 filed February 28, 1996).*

     10.13     --     The Earthgrains Company Supplemental Executive
                      Retirement Plan (Effective April 1, 1996) (incorporated by reference to Exhibit 10.7 to Form 10 filed November
                      30, 2000).*

     10.14     --     The Earthgrains Company 401(k) Restoration Plan
                      (Effective November 30, 2000) (incorporated by reference to Exhibit 10.8 to Form 10 filed February 28,
                      1996).*

     10.15     --     The Earthgrains Company Executive Deferred Compensation
                      Plan (Effective March 25, 1996) (incorporated by reference to Exhibit 10.9 to Form 10 filed November 30,
                      2000).*

     10.16     --     License Agreement with Anheuser-Busch Companies, Inc.
                      (incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 26, 1996).

     10.17     --     Form of Second Amended and Restated Credit
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

     10.18     --     Form of First Amendment to the Second Amended and
                      Restated Credit Agreement among the Registrant, various financial institutions, and Bank of America
                      National Trust and Savings Association, as
                      Administrative Agent (incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended
                      March 30, 1999).

     10.19     --     Form of Second Amendment to the Second Amended and
                      Restated Credit Agreement among the Registrant, various financial institutions, and Bank of America
                      National Trust and Savings Association, as
                      Administrative Agent.

     10.20     --     Form of Third Amendment to the Second Amended and
                      Restated Credit Agreement among the Registrant, various financial institutions, and Bank of America
                      National Trust and Savings Association, as
                      Administrative Agent.

     10.21     --     Form of Executive Severance Agreement for the Chief
                      Executive Officer (incorporated by reference to Exhibit
                      10.1 to Form 10-Q for the period ended January 4,
                      2000).*

     10.22     --     Form of Executive Severance Agreement for certain
                      other executive officers (incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended January
                      4, 2000).*

     10.23     --     Description of retention bonus. At the beginning of
                      fiscal year 2002, the Company awarded to the Chief
                      Executive Officer the opportunity to receive a cash bonus of $280,000 if he continuously remains an employee and officer of the Company through March 2003
                      (the "vesting condition"). The bonus is to be forfeited if he does not fulfill the vesting condition, with exceptions for death, permanent disability, or events that result in a change of control of the Company. If the vesting condition is met, the payment of the bonus will be deferred under the Company's
                      Executive Deferred Compensation Plan until after the executive's retirement. Any pre-vesting earnings under the Plan that relate to this bonus are also subject to the vesting condition. This opportunity is not governed by any formal document.*

     13.       --     Pages 15 through 39 of the Company's Annual Report
                      to Shareholders for fiscal year 2001, a copy of which is furnished for the information of the Commission.
                      Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.

     21.       --     Subsidiaries of the Company.

     23.       --     Consent of Independent Accountants.

[FN]
---------------------

   * Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(a)(3) of Form 10-K.


(b)   REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the fourth quarter of fiscal year 2001.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE EARTHGRAINS COMPANY

                                         (Registrant)


                                          By:      BARRY H. BERACHA
                                              ---------------------------
                                                   Barry H. Beracha
                                               Chairman of the Board and
                                                Chief Executive Officer

Date:  June 20, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


              SIGNATURE                              TITLE                             DATE
              ---------                              -----                             ----
           BARRY H. BERACHA              Chairman of the Board, Chief
                                        Executive Office, and Director
      --------------------------         (Principal Financial Officer)             June 20, 2001
          (Barry H. Beracha)


            MARK H. KRIEGER           Vice President and Chief Financial
                                     Officer (Principal Financial Officer)         June 20, 2001
      --------------------------
           (Mark H. Krieger)


          VIRGIL H. REHKEMPER            Vice President and Controller
                                        (Principal Accounting Officer)             June 20, 2001
      --------------------------
         (Virgil H. Rehkemper)


            J. JOE ADORJAN                         Director                        June 20, 2001

      --------------------------
           (J. Joe Adorjan)


           PETER F. BENOIST                        Director                        June 20, 2001

      --------------------------
          (Peter F. Benoist)


            MAXINE K. CLARK                        Director                        June 20, 2001

      --------------------------
           (Maxine K. Clark)


          E. BYRON GLORE, JR.                      Director                        June 20, 2001

      --------------------------
         (E. Byron Glore, Jr.)


                                     14






            JAIME IGLESIAS                         Director                        June 20, 2001

      --------------------------
           (Jaime Iglesias)


            JERRY E. RITTER                        Director                        June 20, 2001

      --------------------------
           (Jerry E. Ritter)


          TIMOTHY P. SMUCKER                       Director                        June 20, 2001

      --------------------------
         (Timothy P. Smucker)


          WILLIAM E. STEVENS                       Director                        June 20, 2001

      --------------------------
         (William E. Stevens)
