Form 10-Q
period 2001-06-19
EARTHGRAINS CO /DE/
filed 2001-08-03
CIK 1004985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended June 19, 2001

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

                $.01 Par Value Common Stock - 42,643,773 shares
                              as of July 17, 2001

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

                           THE EARTHGRAINS COMPANY
                    Condensed Consolidated Balance Sheets
                                (In millions)
                                 (Unaudited)

                                               June 19,   March 27,
                                                2001       2000
                                               --------   ---------
Assets
Current assets:
   Cash and cash equivalents                    $   17.4  $   18.1
   Accounts receivable, net of allowance
    for doubtful accounts of $2.7 and $2.9,
    respectively                                   280.7     254.4
   Inventories                                      99.3      94.7
   Deferred income taxes and other                  79.0      82.8
                                                --------  --------
      Total current assets                         476.4     450.0

Goodwill, net                                      885.0     894.8
Plant and equipment, net                           861.5     873.8
Other assets, net                                   34.7      37.3
                                                --------  --------
      Total assets                              $2,257.6  $2,255.9
                                                ========  ========

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term debt         $    7.9  $    7.9
   Accounts payable                                169.9     166.3
   Accrued salaries, wages and benefits             83.1      79.8
   Accrual for restructuring and consolidation       3.2       6.2
   Other current liabilities                        79.7      67.3
                                                --------  --------
      Total current liabilities                    343.8     327.5

Postretirement benefits                            103.1     103.8
Long-term debt                                     948.8     970.5
Deferred income taxes                              102.8     102.8
Other noncurrent liabilities                        83.8      82.8
Commitments and contingencies                         --        --
Minority interest-mandatorily redeemable
 preferred stock of subsidiary                      10.0      10.0
Shareholders' equity
   Common stock                                      0.4       0.4
   Additional paid-in capital                      636.2     633.4
   Retained earnings                               140.7     128.7
   Unearned ESOP shares                             (6.5)     (7.0)
   Treasury stock                                  (41.3)    (41.3)
   Unearned portion of restricted stock             (3.6)     (4.0)
   Accumulated other comprehensive income          (60.6)    (51.7)
                                                --------- ---------
      Shareholders' equity                         665.3     658.5
                                                --------  --------
         Total liabilities and shareholders'
         equity                                 $2,257.6  $2,255.9
                                                ========  ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                           THE EARTHGRAINS COMPANY
                Condensed Consolidated Statements of Earnings
                     (In millions except per share data)
                                 (Unaudited)

                                        For the 12-week period ended
                                        -----------------------------
                                            June 19,    June 20,
                                              2001        2001
                                            ---------   ---------
Net sales                                    $611.1      $599.6

Cost of products sold                         323.7       319.8
                                             ------      ------

Gross profit                                  287.4       279.8

Marketing, distribution and administrative
expenses                                      245.8       244.8
                                             ------      ------

Operating income                               41.6        35.0

Other income and expenses:
   Interest expense                           (17.5)      (15.8)
   Other income, net                            0.7
                                             -------     -------

Income before income taxes                     24.8        19.2

Provision for income taxes                     10.3         8.1
Minority interest expense                      (0.1)       (0.2)
                                             ------      ------

Net income                                   $ 14.4      $ 10.9
                                             ======      ======
Earnings per share:
   Basic
      Net earnings                             $0.35       $0.27
                                               =====       =====
      Weighted average shares outstanding      41.3        40.4
                                               ====        ====

   Diluted
      Net earnings                             $0.34       $0.27
                                               =====       =====
      Weighted average shares outstanding      42.5        41.1
                                               ====        ====


See accompanying Notes to Condensed Consolidated Financial Statements.

                           THE EARTHGRAINS COMPANY
               Condensed Consolidated Statements of Cash Flows
                                (In millions)
                                 (Unaudited)

                                                For the 12-week
                                                 period ended
                                            ----------------------
                                             June 19,    June 20,
                                               2001        2000
                                            ----------  ----------
Cash flows from operating activities:
   Net income                                $ 14.4      $ 10.9
   Adjustments to reconcile earnings to
    net cash flow
      Provided by operations:
        Depreciation and amortization          33.0        34.2
        Deferred income taxes                   0.1         6.0
   (Gain) on disposal of fixed assets          (0.2)       (0.1)
   (Increase) in noncash working capital      (16.4)      (39.7)
   Other, net                                  11.4        (0.6)
                                             -------     -------
      Net cash flow from operations            42.3        10.7
                                             ------      ------

Cash flows from investing activities:
   Capital expenditures                       (20.1)      (20.7)
   Acquisitions, net of cash acquired            --        (8.8)
   Other, net                                   0.7         0.4
                                             ------      ------
      Net cash used by investing
       activities                             (19.4)      (29.1)
                                             -------     -------

Cash flows from financing activities:
   Net (payments on) proceeds from
    borrowings                                (21.7)       15.2

   Dividends to shareholders                   (2.4)       (2.1)
   Purchases of treasury stock                   --        (1.3)
   Other                                        1.2         0.1
                                             ------      ------
      Net cash (used by) provided by
       financing activities                   (22.9)      (11.9)
                                             -------     -------

Effect of exchange rate changes on cash        (0.7)         --
Net (decrease) in cash and cash
 equivalents                                   (0.7)       (6.5)
Cash and cash equivalents, beginning of
 period                                        18.1        19.9
                                             ------      ------
Cash and cash equivalents, end of period     $ 17.4      $ 13.4
                                             ======      ======

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

----------------------------------------------------

Note 1 - In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial statements pursuant to the applicable SEC rules and guidelines pertaining to interim financial information. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report to Shareholders for the year ended March 27, 2001.

Note 2 - Inventories are carried at the lower of cost or market. Cost is determined under the first-in, first-out method.

         Total inventories consisted of the following:

                             June 19,   March 27,
                               2001       2001
                             --------   ---------

         Raw materials       $ 69.7      $ 67.5
         Finished goods        29.6        27.2
                             ------      ------

                             $ 99.3      $ 94.7
                             ======      ======

Note 3 - The Company has recorded various provisions for restructuring and consolidation in conjunction with the closing of domestic bakeries and restructuring operations in Spain to increase efficiencies and streamline operations. Reserves have also been established in conjunction with certain acquisitions for restructuring related to the acquired company's operations. In accordance with generally accepted accounting principles, the acquisition-related reserves were recorded as an increase to goodwill and no provision was recorded.

     No such provisions or additional reserves were recorded during the current quarter. The reserve balance at June 19, 2001, is comprised primarily of $1.8 million in cash costs, primarily severance, yet to be paid and $1.4 million in noncash charges. A reconciliation of activity with respect to the Company's restructuring and consolidation since fiscal year 2001 is as follows:

     Ending balance, March 27, 2001           $ 6.2
     Cash payments associated with severance   (0.8)
     Noncash asset write-offs                  (2.2)
                                              ------
     Ending balance, June 19, 2001            $ 3.2
                                              =====

Note 4 - Long-term debt is comprised of the following:

                               June 19, 2001    March 27, 2001
                               -------------   ---------------
   Commercial Paper              $257.2          $  229.0
   Notes Payable, 6.5%, due
    2009                          148.1             148.0
   Notes Payable, 8.375%,
    due 2003                      297.2             296.9
   Notes Payable, 8.5%,
    due 2005                      245.8             245.5
   Revolving Credit Facilities,
    due 2001                         --              50.0
   Other                            8.4               9.0
                                 ------          --------
                                  956.7             978.4
   Less current portion             7.9               7.9
                                 ------          --------
                                 $948.8          $  970.5
                                 ======          ========



     The commercial paper borrowings were at a weighted average interest rate of 5.0% during the current quarter, compared with 6.4% for the first quarter of fiscal 2001. The revolving credit facilities, due 2001, have been terminated by the Company in June 2001 and July 2001. Borrowings outstanding under the commercial paper program are classified as noncurrent because they are supported by $450 million in committed lines of credit due in September 2002. As of June 19, 2001, $200 million of securities under a shelf registration statement filed with the SEC in 2000 remain unissued. Based on outstanding debt, commercial paper, and letters of credit, approximately $220 million was available for incremental borrowings under the existing $500 million in committed lines of credit at June 19, 2001.

Note 5 - Earnings per share are based on the weighted average number of shares of Earthgrains common stock outstanding for the periods presented. The difference in the weighted average shares outstanding used in the basic and dilutive earnings per share calculations represents the assumed conversion of stock options and restricted stock awards.

Note 6 - On March 28, 2001, the Company implemented on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the Statement.) This Statement requires all derivatives to be recognized in the statement of financial position at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. The Company's transition adjustment upon adoption of this Statement was immaterial. In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies and interest rate risks relating to debt. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) future contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. The Company uses commodity futures contracts with the objective of reducing commodity price risks related to future raw material requirements for commodities such as corn, wheat and soy oil. Commodity price risks arise from price volatility due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances. The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. Earnings impacts for all designated hedges are recorded in the Consolidated Statement of Earnings generally on the same line item as the gain or loss on the item being hedged. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income in the Consolidated Balance Sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings.
During the quarter ended June 19, 2001, hedging activities were immaterial, consisting of only cash flow hedges of anticipated ingredient purchases. See
Note 7 for the related effect on comprehensive income.

Note 7 - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) requires that noncash changes in shareholders' equity be combined with net income and reported as "comprehensive income." The Company has elected to report comprehensive income in its Statement of Shareholders' Equity. Other comprehensive income for the Company relates to foreign currency translation adjustments and cash flow derivative hedging instruments. For the 12- week periods ended June 19, 2001 and June 20, 2000, comprehensive income was $4.9 million and a negative $2.4 million, respectively.

Note 8 - The business segments of the Company are Bakery Products, which consists of the U.S. Bakery Products division and the European Bakery Products division, and Refrigerated Dough Products, which consists of the U.S. Refrigerated Dough Products division and the European Refrigerated Dough Products division. There have been no changes to the basis of segmentation or to the basis of measurement as presented in the 2001 Annual Report to Shareholders. Our business segment information through the first quarter of fiscal 2002 and 2001 is summarized below (in millions):

                                    12-week period ended
                                   ----------------------
                                    June 19,    June 20,
Income Statement Information:         2001        2000
                                    --------    --------
Net Sales
      Bakery Products               $546.3      $541.2
      Refrigerated Dough
       Products                       64.8        58.4
                                    ------      ------
      Total                         $611.1      $599.6
                                    ------      ------

   Operating Income
      Bakery Products               $ 35.4      $ 32.8
      Refrigerated Dough
       Products                        8.9         4.9
      Corporate (a)                   (2.7)       (2.7)
                                    -------     -------
      Total                         $ 41.6      $ 35.0
                                    ------      ------

   Depreciation & Amortization
      Bakery Products               $ 26.8      $ 27.7
      Refrigerated Dough
       Products                        3.5         3.8
      Corporate (a)                    2.7         2.7
                                    ------      ------
      Total                         $ 33.0      $ 34.2
                                    ------      ------

Balance Sheet Information:
   Capital Expenditures
      Bakery Products               $ 17.8      $ 17.8
      Refrigerated Dough
       Products                        2.3         2.9
                                    ------      ------
      Total                         $ 20.1      $ 20.7
                                    ------      ------

(a) Amounts represent purchase accounting valuation in conjunction with the acquisition of the Company by Anheuser-Busch Companies,
Inc., in 1982 and the related depreciation and amortization thereon.


Note 9 - In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This consensus establishes requirements for the recognition and presentation of sales incentives, such as coupons, rebates and other discounts. In April 2001, the EITF reached a consensus to defer the effective date of this issue.

     In September 2000, the EITF released Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 00-25 addresses when consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer, should be classified in the vendor's income statement as a reduction of revenue. In April 2001, a consensus was reached on this issue. The guidance under Issue No. 00-14 and Issue No. 00-25 is effective for the Company's fourth quarter of fiscal year 2002. The impact of Issue 00-14 is not expected to have a significant impact on our financial position or results of operations or have a material effect on our financial statement reporting. The Company has not completed its evaluation of the effect of Issue No. 00-25.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements eliminate the amortization of purchased goodwill and instead require an annual review of goodwill and intangibles for impairment or when a change or event occurs that indicates goodwill may be impaired. The statement is effective for the Company's fiscal 2003 reporting. The Company expects an annual favorable impact to net income of approximately $24 million upon adoption. The impact for the current quarter would have been a $5.6 million increase to net income. However, the Company continues to evaluate the total impact of the adoption of these Statements on its financial statements and financial reporting.


Subsequent Event

Note 10 - On July 2, 2001, Earthgrains announced that it has entered into a merger agreement under which Sara Lee Corporation would buy Earthgrains for $40.25 per share of common stock and would assume the company's debt. The acquisition is subject to receipt of a majority of the Earthgrains shares in the tender offer and subject to approval of antitrust authorities. As of July 31, 61% of the shares had been tendered through the tender offer. The transaction is expected to be completed during the month of August.

Management's Discussion and Analysis of
Financial Condition and Results of
Operations

INTRODUCTION
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of The Earthgrains Company for the 12-week period ended June 19, 2001 compared to the 12-week period ended June 20, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended March 27, 2001 included in the Company's Annual Report to Shareholders.

RESULTS OF OPERATIONS
---------------------

Net sales for the 12-week period ended June 19, 2001, increased 1.9% to $611.1 million from $599.6 million reported for the comparable prior-year period, despite an unfavorable impact from foreign exchange rates. International sales during the current quarter were affected by a $4.4 million unfavorable foreign exchange rate impact compared to the same quarter in the prior year. Excluding the unfavorable effect of foreign exchange rates, sales increased 2.7% for the current quarter. Sales growth can primarily be attributed to strong gains in price and mix of products sold and very strong results for Worldwide Refrigerated Dough, including significant volume increases.

Gross margins increased in the current period to 47.0% from 46.7% a year ago. The margin improvements can be attributed to product price and mix improvements across all operations, and improved efficiencies, in part reflecting cost synergies from integrating acquisitions. However, these improvements were partially offset by significant increases in fuel and energy costs, including natural gas used for bakery ovens, and higher employee-related costs, primarily health and welfare costs.

On a percentage-of-sales basis, marketing, distribution and administrative expenses decreased to 40.2% from 40.8% in the year-ago quarter. The decrease in marketing, distribution and administrative expenses in the quarter can primarily be attributed to the cycling of higher diesel fuel increases last year, improved efficiencies driven in part from the Metz and Reposteria Martinez acquisition synergies, and the higher mix of refrigerated dough sales relative to total sales which have lower selling expense.

The increase in interest expense is directly related to the increased interest rates associated with the conversion from lower cost floating rate to fixed-rate, long-term debt during the second quarter of last year.

The effective income tax rate for the current fiscal year is relatively flat compared to the rate for first quarter of last year. The annual effective tax rate is expected to remain in the range of 41-42%.

The current 12-week period resulted in net income of $14.4 million or $0.34 per diluted share, compared to $10.9 million, or $0.27 per diluted share in the prior year's comparable period. About 10 cents of the quarter's earnings-per-share improvement resulted from growth in operating income, which more than offset higher fuel and energy costs and higher employee-related costs. The combination of higher interest expense and negative foreign exchange impacted earnings unfavorably by three cents a share. The benefit of a slightly lower income tax rate was offset by an increase in shares outstanding.

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

Bakery Products
---------------

The Bakery Products segment reflected relatively flat net sales during the current 12-week period over the comparable year-ago period. Net sales for the segment increased 0.9% to $546.3 million during the current quarter primarily on contributions from Europe. In Europe, increased bread sales and contributions from the January 2001 acquisition of the Ortiz brand of toasted bread increased revenue. Excluding the unfavorable foreign exchange impact, net sales were up 1.6% to $549.7 million.

Operating income during the quarter for the Bakery Products segment increased 7.9% to $35.4 million from $32.8 million due to enhanced price and mix of products sold. Earthgrains' sales of higher-margin superpremium products in the United States increased by more than 11.0%. The improvements were partially offset by higher fuel and energy costs and higher employee-related costs. The company is on target to realize cost synergies from the soon to be completed Metz Baking acquisition integration in the United States and the integration of the Reposteria Martinez acquisition in Spain, which has been completed.

Refrigerated Dough
------------------

Net sales for the Refrigerated Dough segment increased 11.0% during the current quarter to $64.8 million, compared to the year-ago quarter. Excluding the impact of foreign exchange rates, net sales increased 12.7% to $65.8 million during the quarter. Strong operating income for the quarter increased to $8.9 million compared with $4.9 million in the prior year. The strong operating results in both the United States and Europe resulted from increased volume, better price and mix of products sold, successful new products, and enhanced manufacturing efficiencies. These benefits were partially offset by increased packaging prices and employee-related costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operations continues to be a primary source of liquidity. Net working capital, excluding cash and cash equivalents, was $115.2 million at June 19, 2001 compared to $104.4 million at March 27, 2001.

$20.1 million has been invested in capital expenditures during the first quarter of fiscal 2002, with the spending estimate for the total fiscal year being approximately $105-115 million. No shares were repurchased during the current quarter. Approximately 1.7 million shares are authorized for repurchase as of June 19, 2001 under the Company's repurchase program.

The Company's commercial paper borrowings were at a weighted average interest rate of 5.0% during the current quarter, compared with 6.4% for the first quarter of fiscal 2001. Borrowings outstanding under the commercial paper program are classified as noncurrent because they are supported by $450 million in committed lines of credit due in September 2002. As of June 19, 2001, $200 million of securities under a shelf registration statement filed with the SEC in 2000 remain unissued. Based on outstanding debt, commercial paper, and letters of credit, approximately $220 million was available for incremental borrowings under the existing $500 million in committed lines of credit at June 19, 2001.

The Company's available cash will be used to fund capital expenditures, interest payments pursuant to the outstanding debt and the initiative to continue repaying a portion of the debt in fiscal 2002, and dividends to shareholders. Cash provided by operations and borrowings available under the existing credit facilities and commercial paper programs and the remaining shelf registration should continue to provide the necessary funding for ongoing cash requirements.

ENVIRONMENTAL MATTERS
---------------------

The operations of Earthgrains, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel-storage tanks, and other regulations intended to protect public health and the environment. Earthgrains has been identified as a potentially responsible party ("PRP") at certain locations under the Comprehensive Environmental Responses, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to one material site. In June 2000, the Company received a request from the Environmental Protection Agency (EPA) for information pertaining to the Company's refrigerant handling practices. The Company is cooperating with the EPA in connection with such request. While it is difficult to quantify with certainty the financial impact of actions related to environmental matters, based on the information currently available it is management's opinion that the ultimate liability arising from such matters taking into consideration established reserves should not have a material effect on Earthgrains' results of operations, cash flows from operations, or financial position.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 1. Legal Proceedings. The Company has no legal proceedings which have become a reportable event in the current period.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security-Holders. At the Annual Meeting of Shareholders of the Company held July 13, 2001, the following matters were voted upon:

         1. Election of J. Joe Adorjan, Jerry E. Ritter, and Timothy P. Smucker to serve as Directors of the Company for a term of three years expiring in 2004.

                                       For         Withheld
                                       ---         --------

             J. Joe Adorjan         39,257,474     180,049
             Jerry E. Ritter        39,248,388     189,135
             Timothy P. Smucker     39,274,417     163,106

         2.  Shareholder proposal regarding executive compensation.

             For              3,038,297
             Against         32,266,792
             Abstain            755,543
             Non-Votes        3,376,891


Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:  None.

         (b)  Reports on Form 8-K.  None.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE EARTHGRAINS COMPANY
                                      (Registrant)


Date:  August 3, 2001                 By:  Mark H. Krieger


                                      /S/ MARK H. KRIEGER
                                          Mark H. Krieger
                                      Vice President and
                                      Chief Financial Officer